Form 10-K
period 2011-12-31
Marlborough Software Development Holdings Inc.
filed 2012-03-30
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 333-177915

Marlborough Software Development Holdings Inc.

(Exact name of Registrant as specified in its charter)

Delaware	45-3751691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Nickerson Road, Marlborough, MA 01752-4695

(Address of principal executive offices)

Registrant’s telephone number, including area code: (617) 520-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐     NO ☐  (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐     Accelerated filer    ☐    Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

As of June 30, 2011, there was no established public market for the registrant’s common equity. Shares began trading on the over-the-counter bulletin board on March 19, 2012 after the completion of the registrant’s spin-off from Bitstream Inc.

On March 19, 2012, there were 10,751,609 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this filing, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in this Form 10-K under the heading “Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Marlborough Software Development Holdings Inc. (“MSDH” or “We” or the “Company”) was formed on July 18, 2011 in conjunction with our former parent company’s, Bitstream Inc. (“Bitstream”), planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”) pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011 (the “Separation Date”). On the Separation Date, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). As part of the Bitstream Merger Agreement, Bitstream entered into a transition services agreement with Monotype covering the provision of various transitional services, including information technology, data migration, finance, accounting and financial reporting services by MSDH to Bitstream and product support services to be provided by Bitstream to MSDH. On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype.

We maintain our executive offices at 500 Nickerson Road, Marlborough, MA 01752. Our telephone number is (617) 520-8400 and we maintain websites at www.pageflex.com, and www.boltbrowser.com. Investors may obtain copies of our filings with the Securities and Exchange Commission (the “SEC”) free of charge from our website at www.pageflex.com or the SEC’s website at www.sec.gov.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies. MSDH has two product lines; Pageflex® and Bolt®.

Automated Marketing Communication and Print Production Technologies. The Pageflex product line enables companies across the globe to communicate their marketing messages more easily and effectively. It is the advanced technology for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex Products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex iWay provides business flow automation for printing companies. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. Pageflex Products enable companies worldwide to manage, streamline, and automate their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications. Pageflex Products are purchased by both corporations and the printing companies that support them, who also use the software to control and track production processes in order to improve their business ROI.

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include video support, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit-based cloud computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Products and Markets Overview

Automated Marketing Communication and Print Production Technologies

Printing is one of the oldest industries of the world. Over the course of the last twenty years, the printing industry has undergone a revolution, evolving traditional methods of printing to digital technologies. Digital printing technologies provide substantial flexibility in printing services, a wide array of internet applications, economies of scale, the ability to achieve substantial personalization, and newer, more efficient methods of procurement and production. In the past several years, corporate marketing departments have learned to take advantage of the internet as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the internet as a medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. At the same time, companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored specifically to their needs. While we saw these trends begin in the United States, we now see the adoption of these techniques in developed and emerging countries worldwide, especially by multi-national corporations. To implement one-to-one communications, marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. With the advent of high-speed color printers and digital presses, it is no longer cost-prohibitive to print smaller quantities, whether for localized marketing materials (short-run) or for one-to-one personalized materials (a run of one).

Our automated marketing communication and print production products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Similar capabilities exist for document designs originating in Adobe InDesign or companies can choose to use Pageflex’s line of plug-in products that produce customized documents directly from Adobe InDesign.

In 2010, we acquired the assets and intellectual property of Press-Sense Ltd., a private, venture-capital funded company in Israel, and integrated the company’s products, customers, and OEM relationships into the Pageflex Products. These products deepen the Pageflex portfolio in the web-to-print space with a particular emphasis on managing the production process and business flow automation in printing companies.

Web-to-print started with the onset of e-commerce in the 1990s. It was defined as a commercial pre-press process that bridged the gap between digital content online and commercial print production. Initially, the electronic (“e”) enablement of business processes concerned the marketing, selling, buying, and production of printed products, and dramatically changed the long-established order of the graphic communications value chain. In the ensuing years, this concept of e-business services has matured and further expanded to encompass a much broader scope of products and services, including:

•	fully-functioning job ordering and specification;

•	job tracking;

•	customizable storefronts;

•	document and template customization with variable data capabilities;

•	multi-channel campaign management;

•	digital asset management;

•	inventory control; and

•	integration with production workflow to streamline operational efficiency.

Based on a robust feature set, these systems are enabling broader multi-channel internet services. Today, we define web-to-print as a browser-based application that facilitates commerce, collaboration, and/or customer service interaction between those who buy print products and those who sell them. Pageflex has developed two leading edge and well-known complementary brands of web-to-print solutions. Pageflex Storefront enables medium and large- size printers and corporate enterprises to grow their businesses by offering new marketing services. Pageflex iWay enables in-plants and small and medium-size printers to increase the production efficiency of their print shop.

The Pageflex Products consist of:

Desktop Applications

Pageflex Persona Cross Media Suite is a desktop software application enabling targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application. It is the only desktop application on the market to enable database-driven personalized output in both print and e-mail. Among its compelling features are cross-media capabilities for creating coordinated print and e-mail marketing campaigns, variable-length document capabilities, flexible layouts, and the ability to compose text in more than 60 languages, including Japanese and Chinese. Another key capability is its cross compatibility with Pageflex server-class products, meaning all templates, variables, and projects can be easily reused for web-to-print applications, providing a variety of options for migration and expanded Pageflex configurations.

Pageflex Studio ID is a variable data plug-in for Adobe InDesign CS4 and CS5 enabling the personalization and customization of print documents. Users utilize an additional Pageflex Studio ID palette within InDesign to create variables, business rules, action scripts, and print settings for each data run. The plug-in is also used to prepare customizable templates for use in Pageflex Server and Pageflex Storefront, Bitstream’s award-winning web-to-print offering. It is available on both the Macintosh and Windows platforms.

Server Applications

Pageflex Server is an enterprise-level variable data solution that can be plugged into any workflow. It can be used for offline variable data processing in which orders are taken in through traditional means (email, FTP, etc.) and is also ideal for jobs that run on a regular basis (with updated mail list data). Some Pageflex Server customers use it as the backend variable data print (VDP) engine behind a web-to-print site that they have developed themselves; others use it independent of a web-to-print offering. Companies use Pageflex Server to automate the production of business cards and correspondence, marketing brochures and booklets, advertising and signage, photo books and yearbooks, and much more. Pageflex Server works with both the patented Pageflex NuDoc composition engine, which features flexible documents that adjust dynamically based on the size or shape of the variable content added, or the industry-standard Adobe InDesign Server for the ultimate in graphic design features. Pageflex Server can scale to handle high volumes of jobs, and its robust 24x7 architecture includes server cluster scalability, queue-based load balancing, fail-over protection, centralized licensing and administration, and an extensible platform and APIs for end-to-end workflow integration with existing production and business systems.

Pageflex Storefront, Pageflex’s most popular direct-sale product, provides companies with an easy-to-use online platform for creating, customizing, and distributing all types of documents. Pageflex Storefront saves end users time and money, and gives them brand control, business growth opportunities, and the ability to streamline their internal processes. This turnkey solution includes user account, shopping cart and order management, as well as personalization and customization technology for online document editing. Pageflex Storefront has been installed in over 2,000 applications by more than 500 active customers. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005, which is recognized industry-wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”. Pageflex Storefront has gone on to win numerous other industry awards as we have enhanced the product with capabilities specific to business-to-business and business-to-consumer sites, integrations with third-party print production systems that enable streamlined and automated workflows, and product internationalization. Pageflex Storefront is customizable, allowing companies to give their web site a unique look and feel, a workflow that meets their users’ needs, and the ability to seamlessly integrate it with other systems within their organization, for example a digital asset management system, a CRM system, mail list databases, production workflow systems, or an MIS product.

Similar to Pageflex Server, the document templates offered on the site can be designed using the patented Pageflex NuDoc composition engine or the industry-standard Adobe InDesign Server.

Pageflex SaaS (Software as a Service) is a new offering. It is a fast, easy and cost-effective way for businesses to start reaping the benefits of Pageflex Storefront without making a large financial investment in software, hardware, and IT resources. We host and manage the servers and all of the IT infrastructure work to keep the site up and running. The Basic Option includes the critical features companies need to quickly and easily get started with Web-to-Print:

•	One live store and the administration site to manage it;

•	One demo/staging site that can be used to demonstrate the web-to-print capabilities;

•	Domain and SSL certificate purchase and setup;

•	One copy of Pageflex Studio;

•	Access to our “Getting Started” video training series and full documentation; and

•	Full access to Pageflex’s experienced support team.

We also offer a Quick Start Option that includes everything in the Basic Option and, for an additional fee, the creation and configuration of ten key products to help the company start selling right out of the gate.

Pageflex iWay is a complete end-to-end web-to-print workflow and print management platform. It brings together web-based ordering, pre-press, production and delivery, and fully automates these processes for digital and hybrid print service providers of all sizes. The product increases the capacity of the jobs flowing into the print provider’s production facility, while accelerating throughput, reducing associated labor costs, and automating job management. Pageflex iWay allows the Print Service Provider to create diverse business workflows ranging from simple, 3-click reprint orders for inexperienced users to more sophisticated, customized workflows that can include variable information (VI), approval cycles, cost centers, branded sites, login-dependent launch pads or guest logins, for example. Pageflex iWay increases both buyer loyalty and customer satisfaction, while providing print managers with valuable business data. Pageflex iWay has been installed in over 1,700 applications by more than 700 active customers.

Pageflex Sales Manager is a print management solution that combines MIS, CRM and asset management functionality to manage the job cycle at an affordable price. It enables small commercial print houses and print-on-demand suppliers to take on small jobs with confidence that their profit will not be eaten up by the hassle and costs of print management.

By merging front-end CRM capabilities with back-end billing and fulfillment processes, Pageflex Sales Manager provides an easy to use solution for managing the full business flow. Working together with Pageflex iWay, Pageflex Sales Manager seamlessly integrates offline business flows, such as phone and walk-in orders, with web-based front and back-end system, providing a robust solution for managing the full print business flow. It enables capture of orders from a variety of additional sources, such as a Customer Service Representative, email, phone, fax and walk-in. Pageflex Sales Manager optimizes all print business flows to reduce job handling time and eliminate the problems that can easily occur when business flow and print management are not handled in a systematic way.

Pageflex Sales Manager enhances efficiency and customer communications while also eliminating the costs typically incurred by the need to configure multiple systems and fragmented databases. Enhanced tracking capabilities make it easy to efficiently manage pre-production, production, delivery and billing.

Pageflex Campaign Manager addresses the growing industry trend that requires marketers to show measurable results for all expenditures, while also increasing the company (or product) relationship with each customer. Pageflex Campaign Manager simplifies the process of creating a multi-touch marketing campaign, while providing robust reporting capabilities to track a campaign’s success. It allows marketers to focus on crafting the marketing message, not the mechanism for getting it distributed.

Pageflex Campaign Manager is used to produce printed direct mail, email, and Web microsites, with each of these components being personalized for the individual recipient. The direct mail and email components can contain a personalized URL (pURL) that the recipient can visit online. At the resulting Web microsite the Web content can be personalized and customized for the individual based on demographic or buying information that is known about them. Pageflex Campaign Manager can be used to develop surveys on the Web microsite pages to gather additional information about the customer. An API enables integration with CRM and other business systems. The system can generate follow-up emails to the individual, alerts to the appropriate sales person, and follow-up print mailings. A refer-a-friend feature allows recipients to pass the campaign along to others or for visitors to a website to self-register to be part of the campaign.

Pageflex Campaign Manager includes a password-protected online dashboard where the marketer can view in real-time an accurate, detailed account of the effectiveness of each component used in the multi-touch marketing campaign. Individual recipients are tracked, including how many times they are touched and their responses to online surveys. Overall campaign statistics can be viewed and analyzed.

Associated Software Products

Pageflex NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of the important strengths of NuDoc is its ability to dynamically create layout-intensive pages through the import of separate content and style files.

Pageflex Studio is the desktop publishing application that is used to create variable data templates for all NuDoc-based Pageflex server applications. Pageflex Studio is the project management hub where templates are graphically designed, variability is added, flex is assigned to page elements, and production settings are defined.

Pageflex Chart adds beautiful, visually-rich charts to variable data projects. It offers creative freedom with seven of the most common 2D and 3D chart formats and a wide-array of options for customizing the look and feel of each format to compliment the document design in which they will be placed. Pageflex Chart works in conjunction with Pageflex Persona Cross Media Suite, Pageflex Storefront, or Pageflex Server.

We design our automated marketing communication and print production to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Canon, Electronics for Imaging (EFI), Hewlett-Packard, Kodak, Konica Minolta, and Xerox. Our automated marketing communication and print production software, since its inception, has sought to drive all brands of digital printers. With strong input from MSDH, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007, Pageflex was the industry’s first PPML producer to receive PPML Certification from PODi. In 2010, Pageflex again led the industry by becoming the first authoring application in the market to produce PDF/VT files, the PDF-based document-description format and emerging ISO standard for exchanging variable data publishing jobs.

Product Service and Maintenance

Pageflex is committed to continuous product improvements and innovations. Having been in the market for many years, Pageflex is well aware of market needs and trends, is continuously updating its product offerings and regularly releases service packs several times each year and new product versions every twelve to eighteen months. As of March 12, 2012, we had 71 software research and development professionals dedicated to product improvements and innovations. In addition, as of March 12, 2012, Pageflex has approximately 18 customer support professionals dedicated to providing technical support services to both OEMs and end users.

Mobile Browsing Technology

Mobile browsers are a core offering to mobile device manufacturers, operators and software developers throughout the world. Bitstream created the next generation of its mobile browsing technology under the name “BOLT” and released the first version as part of private beta in January 2009. Following this beta, BOLT was launched into public beta in February 2009 to gain additional feedback from potential users and to ensure scalability for mass deployment. BOLT was launched out of beta in October 2009 with the release of BOLT 1.5.

BOLT is a cloud powered mobile browser available for Android (Phones and Tablets), Blackberry, Java, and BREW mobile phones. BOLT’s cloud computing based WebKit architecture offloads much of the heavy lifting of serving web content to the cloud, making it fast and economical for wireless networks.

The BOLT product line includes the following:

•	BOLT™ Browser, a cloud powered WebKit-based browser for mobile phones of all types. Features include all of those described above.

•	BOLT™ Lite, a reduced footprint version of BOLT Browser designed for lower end feature phones with certain features removed.

•	BOLT™ Library SDK, a software developers kit that enables third party applications or software developers to display Web pages within their applications.

As of December 31, 2011, BOLT has generated minimal revenue and is not a self-sustaining product.

Sales and Marketing

We manage our sales and marketing efforts from our corporate headquarters in Marlborough, Massachusetts. Sales personnel receive a base salary plus commissions. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, OEMs, and strategic partners to support the sales process and to facilitate the implementation and use of our software products and technologies.

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in tradeshow booths and sales events sponsored by our OEMs and strategic partners for our browsing and automated marketing communication and print production technologies, (3) participation in several standards committees, (4) public relations efforts to secure editorial coverage in industry and business publications, websites, and blogs, (5) advertising in industry publications and on related websites, (6) engaging in direct marketing activities including print, email and web marketing campaigns, (7) sponsorship and delivery of webinars, (8) the Pageflex website, (9) entry into industry awards competitions, (10) social media participation and outreach, such as product blogs, Facebook, and Twitter, (11) executive speaking engagements and (12) through search engine optimization and search engine marketing.

Pageflex iWay products are sold primarily through OEMs, including Xerox and HP. Pageflex’s dedicated staff assists OEMs in marketing and sales of iWay through the OEMs’ own sales and distribution channels. Storefront is sold in the US directly to end users, and through resellers. In Europe Storefront is sold through VARs and resellers. Heidelberger Druckmaschinen AG (Heidelberg) (FWB: HDD) signed a worldwide OEM software agreement under which Heidelberg will license the Pageflex Storefront web-to-print product, associated technologies from the Pageflex product line, and custom development. Heidelberg will market the turnkey OEM product worldwide under the name Prinect Web-to-Print Manager. As of March 12, 2012, MSDH employs approximately 16 dedicated sales and marketing employees, dedicated to Pageflex, in support of its own and its partners’ activities.

MSDH also is increasing its Pageflex presence in international markets. In addition to adding more full time sales and marketing staff directly employed by MSDH, MSDH is planning to open Pageflex offices and establish sales and service teams in China and Europe. Pageflex has OEM and referral agreements with suppliers in the printing industry, including Xerox, HP, Heidelberg and Oce, which have significant market share with respect to the world’s total print equipment manufacturing capacity.

The principal objective of our marketing strategy for our automated marketing communication and print production technologies is to continue to expand awareness of our on-demand marketing software products among web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users; to encourage existing customers to make additional investments in Pageflex Products and services; and to increase sales through existing OEM channels and to develop new OEM channels. The principal objective of our marketing strategy for our mobile browsing technologies is to increase brand awareness and improve our browsing products. This strategy enables licensing deals with OEMs and wireless carriers. We also are focused on making BOLT available for use with other internet connection devices such as tablets or internet televisions.

The Pageflex Products also send regular email communications to approximately 3,500 customers and prospects that have opted-in to receive this mail. “Content” is a monthly email newsletter and “Tips & Bits” is an email that provides focused advice on succeeding with Pageflex Products. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

Customers and Partners

As of December 31, 2011, Pageflex Storefront has been sold primarily in North America. In 2011, MSDH has been broadening Pageflex Storefront localization to ten foreign languages which we expect to release during the first half of 2012.

One Pageflex customer accounted for 20% of MSDH’s revenue for the year ended December 31, 2011. No customer accounted for 10% or more revenue for the year ended December 31, 2010. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable balance. At December 31, 2010, no customer accounted for 10% or more of our accounts receivable. From time to time, product sales to a specific customer during a fiscal quarter may constitute more than 10% of our revenue for such quarter. We continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in the Notes to the Consolidated Financial Statements enclosed herewith.

We license our mobile browsing technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our automated marketing communication and print production products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, and major corporations, and indirectly through resellers, OEM, and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

Research and Development

We are committed to developing innovative software to enhance communications. The majority of our resources are committed to advancing our automated marketing communication and print production technologies to meet the needs of an expanding market. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

Our research and development activities produced the following:

•

PDF/VT support, a PDF-based document-description format that is optimized for production of variable-data documents and will allow faster and more efficient production and consistent quality in the production of variable data documents. PDF/VT is a new International Organization for Standardization (ISO) industry standard for exchanging variable data jobs with digital presses. Pageflex was the first authoring application to come to market with PDF/VT output capabilities.

•

Pageflex 7.7 brought enhancements to all server-based Pageflex Products. The majority of the new functionality was within the Pageflex Storefront product, including support for being able to offer multi-channel campaigns created in Pageflex Campaign Manager within Storefront. This release also improved font handling, allowing users to manage fonts for a specific project or deployment instead of using Windows font management. Pageflex Storefront 7 introduced new image handling tools, including the ability for users to crop uploaded images, and to automatically preflight uploaded images to verify resolution, color space, and file format. In addition, support for VAT-style tax-inclusive pricing was enhanced—an important feature for an international audience. Finally, a number of extensions were rolled into the core product, an ongoing effort that will continue to improve product features and stability, and the Adobe PDF library was updated to version 9.1.

•

Pageflex SaaS. After concluding a pilot program in 2010 we introduced Pageflex SaaS, a software as a service offering for the web-to-print market. We signed our first customers in the first quarter of 2011 and started to recognize revenue in the second quarter. Although SaaS revenue is not yet material we expect SaaS revenue and customer acquisition to increase during 2012. Based on Pageflex Storefront, this is a new comprehensive service, which provides users with the tools, technology and expertise they need to quickly and easily expand their business by selling customized documents and items online. Pageflex hosts the software and manages all of the IT infrastructure. Users subscribe to the service on a monthly basis and have access to a full range of services, including online web catalogs (business-to-business and business-to consumer), full e-commerce capabilities, and an add-on “Quick Start” option in which Pageflex does the initial site design and configuration of key products in the web-to-print storefront.

•

Pageflex Product Integrations. Integrations of third party products with our Pageflex Products continue to provide additional functionality to our customers’ applications. In 2010, we completed the following third party integrations:

•

Enhanced an existing Pageflex Storefront integration with the Promail fulfillment management system to enable customers to leverage Pageflex Storefront’s multi-shipments options within orders passed to the Promail system. This integration retains the flexible and re-usable configuration against new API interfaces.

•

An integration with Xinet, a digital asset management system, that lets end users select images from the DAMS from within the Pageflex Storefront process. The available images for each selection can be filtered based on the product, the current user and on custom created filters.

•	Added payment support in Pageflex Storefront for Cybersource, a worldwide leading provider of credit card processing solutions for businesses.

•

Added payment support in Pageflex Storefront for Authorize.Net CIM and SIM interfaces to allow customers to save reference transactions and reuse credit card information without needing to have that information saved in Pageflex Storefront. This alleviates compliance issues for the merchant and moves them to the payment vendor.

•	Included support for E-Checks within the Authorize.Net extension for those customers needing to process electronic checks as payments.

•

Enhanced payment support in Pageflex Storefront for gateway style integrations where customers are redirected to a chosen payment vendor’s site to enter credit card information. These integrations now support asynchronous collection and return so users are now required to return to Pageflex Storefront after entering their payment information. This alleviates compliance issues for the merchant and insures order completion.

•

BOLT 2.3. We released the latest commercial version of the BOLT browser. Building on the popularity of BOLT beta’s best-of-breed page rendering, fast page load speeds, integration with social networking sites and video support, version 2.3 added user-requested features such as HTML5 audio streaming, inline text editing, cloud-based backup of customer’s favorites and the addition of Ustream.tv to the long international list of popular Flash video sites supported by BOLT. In November 2010, we also announced that BOLT browser is available with complete Indic language support.

•

BOLT Lite. BOLT Lite contains all the essential features of the BOLT mobile browser, retaining BOLT’s feature-rich functionality, best-of-breed download speeds and desktop PC-style page layout. BOLT Lite’s 150KB package was optimized for entry-level devices by eliminating BOLT’s non-critical features such as landscape orientation settings, inline videos, transport protocol settings, copy-paste operations, favorites organization, inline editing, find in page feature, and 3XL magnification.

•	BOLT™ Library SDK, a software developers kit that enables third party applications or software developers to display Web pages within their applications.

During the years ended December 31, 2011 and 2010, we recorded research and development expenses of $7.1 million and $5.5 million, respectively.

Our current research and development strategy is focused on several enhancements to our existing products, updating our products to deliver them in new markets and through new access points, integrating our products with each other and with third party products, and developing new software products to deliver to our customers. In the summer of 2011, we began globalizing our products for ten different languages covering a multitude of locales in Asia, Western and Eastern Europe, and Latin America. This process involves localization of the products and a new family of features that cover the needs of multi-lingual and multi-currency deployments. We are making important evolutionary enhancements to the product line including adding support for social media, multi-digital formats, introducing new APIs, and adding new capabilities around multichannel marketing. Our leadership in Mobile-to-Print applications in our space continues with development underway for business-to-business and business-to-consumer applications for Apple and Android mobile devices. During the coming year, we will be introducing a whole new set of capabilities for our OEM partner Heidelberg and we will continue to aggressively update our integrations with HP and Xerox through our OEM offerings.

Competition

Pageflex competes with approximately twenty service providers with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex Server, Pageflex Storefront, Pageflex SaaS, and Pageflex iWay are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite and Pageflex Studio ID are desktop products for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP and Web-to-print products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions, especially for Pageflex Campaign Manager, include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. Pageflex competitors include EFI, MindFire, and XMPie. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios, including Xerox Corporation, which owns Pageflex competitor XMPie, the Kodak InSite product, and Hewlett Packard with their SmartStream product line (which OEMs the Pageflex iWay product). More recently, Hewlett Packard announced that they have purchased Hiflex, an MIS system that includes web-to-print. This is a trend that may continue and change our competitive landscape. Another trend is the increase in the number of Software-as-a-Service (“SaaS”) offerings in the web-to-print space. Here Pageflex SaaS and our licensed server applications compete with Online Print Solutions, Red Tie, and PTI. In addition, we may face new competition from emerging products and technologies. We believe our automated marketing communication and print production products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, scalability, customer service and support, and customer satisfaction.

BOLT competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Opera Software ASA, Access Co., Ltd., SkyFire Labs, Inc, InfoGin, and Novarra (now owned by Nokia). We believe BOLT compares favorably against these competitors’ mobile browsing products primarily because of its page rendering quality, page load speed, streaming video support, widget support, direct Facebook and Twitter integration, ease-of-use, ability to access a wide variety of websites and the browser’s WebKit-based cloud computing technology, which provides many advantages, the most important being user experience, speed and security. Our cloud computing architecture also gives BOLT a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible.

We believe that the principal competitive factors affecting all of our products include product features and functionalities such as scalability, ease of integration, ease of implementation, ease of use, quality, and performance, as well as price, customer service and support, and effectiveness of sales and marketing efforts.

Although we believe that we currently compete effectively with respect to such factors, there can be no assurance that we will be able to maintain or improve our competitive position against current and potential competitors.

Intellectual Property

We rely on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in our technology. We are party to confidentiality and invention assignment agreements with our employees, and, when obtainable, enter into non-disclosure agreements with our suppliers, distributors and others so as to limit access to, and disclosure of, our proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of our technologies or that our competitors will not independently develop non-infringing technologies that are substantially similar to or superior to our technology. The laws of certain foreign countries in which our products are or may be developed, manufactured or licensed may not protect our products or intellectual property rights to the same extent as do the laws of the United States and make the possibility of piracy of our technology and products more likely. We believe that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for our products will be a less significant factor in our future success than the knowledge, ability and experience of our employees, the frequency of product enhancements and our ability to satisfy our customers.

Our policy is to apply for U.S. patents and seek copyright registration for our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted ten patents by the United States Patent and Trademark Office, three for certain aspects or applications of MSDH’s TrueDoc technology, one for our DocLock technology, one for our Pageflex technology, and three for our BOLT/ThunderHawk browsing technology. Furthermore, multiple U.S., PCT, EPO, and Japanese patent applications are in process for some of MSDH’s newer technologies. Bitstream®, BOLT®, TrueDoc®, T2K®, Pageflex®, and Cyberbit® are federally registered trademarks of MSDH. All other trademarks, service marks or trade names referred to in this prospectus are the property of their respective owners.

Employees

As of March 12, 2012, MSDH employed 129 people, including 16 in sales and marketing, 20 in customer support and consulting, 71 in research and development, and 22 in general and administrative functions. Of our 129 employees, 125 are full-time and 4 are part-time. These include 39 full-time employees based in our office in Israel, and 35 full-time employees based in our office in India. Of the 129 full-time employees, 32 are shared resources between MSDH and Bitstream. Upon the merger of Bitstream and Monotype on March 19, 2012, all of the employees in India became employees of Monotype. We also retain four consultants full time and from time to time retain additional consultants to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the section above entitled “Special Note about Forward-Looking Statements.”

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

•	delays in the development or shipment of our new products or new versions of our existing products;

•	the introduction of competitive products by others;

•	general worldwide economic conditions and disruptions in the financial markets;

•	risks related to our international sales;

•	inability to secure capital on favorable terms, or at all, if we need additional capital in the future;

•	inability to attract and retain key personnel;

•	disruption to our business from the contribution of the Pageflex and BOLT Products and the assignment of our contracts from Bitstream to MSDH;

•	our historical financial information may not be representative of our results as a separate company;

•

our common utilization of integrated information systems and financial reporting infrastructure with Bitstream may require modification or transition services to support the continued operations of our businesses after the Bitstream Merger;

•

we may experience difficulty obtaining the assignment of certain material contracts and some of the parties to these contracts may not consent to the assignment at all or without adverse changes to the existing cost terms and conditions;

•	the Distribution may cause substantial taxes, and the IRS or a state or local taxing authority may successfully later assert that this tax liability is higher than originally calculated;

•	disruption to our business of past and future acquisitions;

•	MSDH’s directors and executive officers may have conflicts of interest because of their ownership of Bitstream common stock;

•	intellectual property disputes;

•	fluctuations in quarterly operating results;

•	impairment of goodwill and amortizable assets;

•	costs to ensure compliance with United States corporate governance and accounting requirements;

•	reliance upon development resources in Israel and India may expose us to unanticipated costs or liabilities;

•	unanticipated changes in accounting rules;

•	unanticipated changes in tax law, including tax rates; and

•	there has never been a trading market for MSDH common stock which may cause the stock price to be volatile.

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, greater manufacturing capacity and better established relationships with incumbent and potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than we are able. Many of our competitors currently market, or have the potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. In addition, there has been a trend toward industry consolidation in our markets for several years, with major digital press vendors adding software solutions to their product portfolios, including Xerox Corporation, which owns Pageflex competitor XMPie, the Kodak InSite product, and Hewlett Packard with its SmartStream product line (which resells the Pageflex iWay product). We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that continued industry consolidation may result in stronger competitors that are better able to compete for customers. This could lead to more variability in operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, rapid consolidation could also lead to fewer customers and partners, with the effect that the loss of a major customer could harm our revenue. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and we must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

If we are unable to meet our customers’ demands for cutting-edge products and services, our revenue and operating results may be adversely affected. If we are unable to consistently introduce new products, services, and enhancements, our revenue and operating results are likely to be adversely affected. Any failure by us to anticipate or respond to new technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition and results of operations. New products, when first released by us, may contain undetected errors that, despite quality control measures employed by us, are discovered only after a product has been integrated into our customers’ products and utilized by end users. Such errors may cause delays in product acceptance and may require design modifications which could have a material adverse effect on our business, financial condition and results of operations.

General economic risks and disruptions in the financial markets may adversely affect our cash flow, assets, revenue and profitability. Our business may be negatively affected by general worldwide economic conditions and related uncertainties affecting the markets in which we operate. Adverse economic conditions could adversely impact our business in future periods, resulting in: reduced demand for our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economy, and may continue to negatively impact business and consumer spending patterns. Tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in new licenses of our products. Additionally, the lack of available financing may limit or delay the growth of our OEM customers. Changes in employment and consumer spending patterns may also slow the adoption of new technologies and reduce the demand for new licenses for our products, and may result in fewer license renewals and less royalty income. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. We are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Our significant international sales make us susceptible to a variety of currency, governmental and business custom risks. Sales to customers outside the United States represented 29% of our revenue for the fiscal year ended December 31, 2011. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute our existing stockholders’ ownership of our common stock. MSDH has experienced a net loss as well as negative operating cash flows in the current year, and as of December 31, 2011 has an accumulated deficit of approximately $44.9 million. We expect to continue to make significant expenditures related to the development of our business. These expenditures may include the addition of personnel related to sales, marketing and research and development and we may therefore sustain significant operating losses and negative cash flows in the future as well as infrastructure investments to support our operations as a stand-alone entity, including without limitation corporate governance and internal control systems. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis. We may require additional capital from equity or debt financing in the future to fund operations, therefore, to take advantage of strategic opportunities including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and to develop new products or enhancements to existing products. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Failure to attract and retain talented employees would have a material adverse effect on our operations and financial results. Our performance depends to a significant extent on the continued service of our senior management and key technical employees. Our future results will depend upon our ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel in the software industry is intense. We rely on competitive compensation packages to recruit and retain highly skilled employees in a competitive environment, but we do not enter into employment agreements with our personnel. There can be no assurance that we will be successful in attracting and retaining the personnel required to sustain our business. Failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, certain key employees of Bitstream who primarily service its Fonts Products will not continue as employees of MSDH after the Distribution. MSDH will require certain services from these employees after the Distribution pursuant to the Transition Services Agreement to be entered into between MSDH and Bitstream. Failure to secure transition services from these employees may have a material adverse effect on our business, financial condition and results of operations.

The Separation of MSDH from Bitstream may disrupt our business and management, negatively affecting our business, operating results or financial condition. MSDH may incur losses as a result of conducting operations without the Fonts Product line. Bitstream’s historical operations consisted of the Fonts Products, the Pageflex Products and the BOLT Products. MSDH alone cannot be sure that its operating results will not be adversely affected by the loss of one or more of the following attributes:

•	the ability to leverage the Fonts Products expertise in areas related to the Pageflex and BOLT Products;

•	the opportunity to jointly develop various products;

•	the termination of contracts by customers or vendors of Bitstream assigned to MSDH on the basis of breaching non-assignability provisions in such contracts;

•	the ability to combine the expertise of the Fonts Product line with either the Pageflex Products or the BOLT Products to offer enhanced or complementary products to customers;

•	the ability to utilize shared overhead and administrative costs more effectively enable and cost reduce product offerings and overhead costs;

•	the added benefit of a larger market capitalization due to the larger combined enterprise value of Bitstream; and

•	the added diversification of serving separate markets.

It is possible that MSDH customers who are former Bitstream customers that subscribed for multiple product offerings will seek to find a complete solution elsewhere. Any loss of the benefits provided by the combination of the Fonts, Pageflex and BOLT Products could have a material adverse effect on MSDH’s operating results which would negatively affect the value of the shareholders’ investment.

MSDH’s historical financial information may not be representative of its results as a separate company. The historical financial information of MSDH is shown in the financial statements and does not necessarily reflect what MSDH’s financial position, results of operations and cash flows would have been had it been a separate, stand-alone entity during the periods presented. In addition, the historical information is not necessarily indicative of what its results of operations, financial position and cash flows will be in the future. MSDH has not made adjustments to reflect many significant changes that will occur in its cost structure, funding and operations as a result of the Separation, including changes in its employee base, changes in its legal structure, increased costs associated with reduced economies of scale and increased costs associated with being a smaller, public, stand-alone company. Subsequent to December 31, 2011, under the terms of the Distribution Agreement, Bitstream contributed approximately $6 million in cash to MSDH. MSDH believes this amount will be sufficient to fund its operating costs through the next twelve months. However, unforeseen changes in operating expenses or cash flows could have a material adverse effect on MSDH’s working capital and there can be no assurance that any such unforeseen changes or any attempts to grow the business of MSDH would not require additional sources of funding. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and MSDH’s historical consolidated financial statements and notes thereto.

MSDH and Bitstream currently utilize the same, integrated information systems and financial reporting infrastructure, some of which may require modification to support MSDH’s business as a stand-alone entity or transition services to support the continued operation of the Fonts Product line after the Bitstream Merger. Bitstream currently has an integrated information system and financial reporting infrastructure, including systems to manage order processing, human resources, shipping, accounting, telecommunications and computer networking. Any failure or significant downtime in Bitstream’s or MSDH’s own information systems could prevent MSDH from taking customer orders, shipping products or billing customers and could harm its business. These systems have been modified, and are in the process of being further modified, to enable MSDH to separately track items related to the Pageflex and Bolt Products. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

MSDH will not seek advance consent to assign of any contracts it has assumed from Bitstream. Most of the parties to these contracts may terminate these contracts as a result of the assignment. Because MSDH is a newly-formed entity, all of the contracts under which it will continue to operate have been assigned from Bitstream to MSDH. The other parties to most of these existing contracts have a right to terminate their contracts as a result of the assignment of the contracts from Bitstream to MSDH. If any of the parties to a significant number of these contracts exercise these termination rights, MSDH’s results of operations could be adversely affected.

The Distribution of MSDH stock by Bitstream may cause substantial corporate tax liabilities to Bitstream. As a result, MSDH will enter into a tax indemnity agreement (the “Tax Indemnity Agreement”) with Bitstream pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution.

Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $19.8 million as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards.

There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of Distribution, either because the value of the MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management, negatively affecting our business, operating results or financial condition. Bitstream completed the acquisition of the iWay related assets from Press-Sense Ltd. in June 2010, which acquisition significantly expanded the portfolio of web to print Pageflex Products. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. We may experience difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from those businesses, and difficulties caused by potential incompatibility of business cultures. We may experience difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products, or services. We may experience difficulty in maintaining controls, procedures and policies during the transition and integration, as well as difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems. We may not be able to certify that internal controls over financial reporting are effective. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely impact our business, operating results and financial condition. We may also not be able to retain key technical and managerial personnel of the acquired business or key customers, distributors, vendors and other business partners of the acquired business; and we may not be able to achieve the financial and strategic goals for the acquired and combined businesses. We may incur acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results, suffer increased exposure to fluctuations in currency exchange rates, impair relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services; and cause delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings,

While we currently have no acquisitions of other businesses pending or planned, we may pursue acquisition opportunities in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could negatively affect our business, operating results and financial condition. Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection. We regard our software as proprietary and attempt to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, and thus make the possibility of unauthorized use of our technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. Although we currently are not a party to any material legal proceedings or claims, we have been in the past, and may be in the future, subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel, and, we may not prevail in any future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, we do lose revenue due to the illegal use of our software. If piracy activities increase, it may further harm our business.

Fluctuations in quarterly operating results may have an adverse effect on the market price of our common stock. We have previously experienced quarter-to-quarter fluctuations in our revenue, operating costs and operating results as a result of a number of factors including the timing of new product introductions, announcements of new products by us, our competitors or our customers, slower-than-anticipated growth rates of emerging markets, slower adoption of new products and technologies into which our products are incorporated, the acquisition and integration of the assets acquired from Press-Sense Ltd., delays in customer purchases in anticipation of industry developments, and gross margin fluctuations relating to variations in product mix. Furthermore, a significant portion of our expenses are relatively fixed in nature and we may not be able to quickly reduce spending in response to shortfalls or delays in sales. Such shortfalls or delays may result in a material adverse effect on our business, financial condition and results of operations. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, we do not operate with a significant backlog and often tend to realize a disproportionate share of our revenue in the last few weeks of a fiscal quarter, thereby impairing our ability to accurately forecast quarter-to-quarter sales results. Due to the foregoing factors, it is likely that in one or more future fiscal quarters our operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of our common stock which could have a negative effect on our ability to obtain additional funding, if necessary, on terms favorable to us.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

We incur significant costs to ensure compliance with United States corporate governance and accounting requirements. We incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the “Commission.” We expect all of these applicable rules and regulations to cause us to continue to incur substantial legal and financial compliance costs and to make some activities more time consuming and costly. Pursuant to Instruction 1 to Item 308 of Regulation S-K, we need not comply with paragraphs (a) and (b) of Item 308 of Regulation S-K, which require a management annual report on internal control over financial reporting and an attestation report of an independent registered public accounting firm, respectively, until we either have been required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or have filed an annual report with the SEC for the prior fiscal year. Accordingly, we will not be required to complete a management annual report on internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2013. In addition, because the market value of our securities held by non-affiliates is below $75 million, we are a smaller reporting company. As such, our independent auditor will not be required to issue an attestation report regarding our internal control over financial reporting in annual reports that we file with the SEC on Form 10-K. We also expect that applicable rules and regulations may make it more difficult and more expensive for us to maintain affordable director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Our use and reliance upon development resources in Israel may expose us to unanticipated costs or liabilities. We have established an office in Israel and expect to continue to increase hiring of personnel for this facility. There is no assurance that our reliance upon development resources in Israel will enable us to achieve greater resource efficiency. Further, our development efforts and other operations in this country involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources;

•

the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of Israel;

•	fluctuation in currency exchange rates and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

Difficulties resulting from the factors above and other risks related to our operations in Israel could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.

Changes in accounting rules may adversely affect the way we report our financial results and the price of our common stock. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight Board, and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant impact on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a material adverse effect on future financial results or in the way in which we conduct our business.

There has never been a trading market for MSDH common stock which may cause the stock price to be volatile. This volatility might keep an investor from reselling shares at or above the price on the date of the Distribution. Prior to the Distribution, there has been no public market for MSDH common stock. In addition, MSDH has made no formal presentations to potential investors in anticipation of the Distribution.

MSDH believes the initial trading volume in its common stock will be moderate as investors assess MSDH’s progress as a public, stand-alone company. In addition, MSDH common stock may be followed by few, if any, market analysts and there may be few institutions acting as market makers for the common stock. Furthermore, broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of MSDH’s actual operating performance. Any of these factors could adversely affect the liquidity and trading price of the MSDH common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5.4 million, net of a tenant allowance of $411,000. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136,000 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

We are utilizing approximately 50% of the square footage of the Marlborough, Massachusetts headquarters after the decrease in personnel associated with the Bitstream Merger. Management anticipates a reduction in operating costs through the elimination of certain fixed costs, including, without limitation, the possible sub-letting or returning to the landlord of the unutilized space that currently exists. However, there can be no assurance that management will be successful in implementing these cost cutting plans or that such plans will be successful or, if successful, how long they will take.

As of December 31, 2011, we also lease a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

We believe our facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2011 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock was issued on March 14, 2012 pursuant to our spin-off from Bitstream Inc. and our common stock began trading on the over-the-counter bulletin board on March 19, 2012. Prior to that date, there was no established trading market for our common stock.

The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of our common stock as reported on the over-the-counter bulletin board during the period indicated.

	2012
	High	Low
First Quarter (March 19 through March 27)	$2.00	$1.00

Number of Stockholders

As of March 14, 2012, our common stock was held by approximately 60 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings, if any, to support operations and to finance the growth and development of our business. Our payment of any future dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, cash needs and growth plans.

Equity Compensation Plans

The following table presents information regarding Bitstream Inc.’s equity compensation plans at December 31, 2011:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS(1)
Equity compensation plans approved by shareholders	717,242	$5.177	1,338,332
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	717,242	$5.177	1,338,332

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock, as well, as restricted stock awards. Additional data may be found in the Notes to Consolidated Financial Statements included herewith.

Transfer Agent

The Transfer Agent and Registrar for the common stock and preferred stock is Computershare. The contact information is:

Computershare Trust Company, N.A.

250 Royall Street

Canton, MA 02021

Telephone: 800-962-4284

www.computershare.com

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margin and anticipated expense levels, as well as other statements, including words such as “may,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A Risk Factors as well as other risks and uncertainties referenced in this report.

EXECUTIVE OVERVIEW

Marlborough Software Development Holdings Inc. (“MSDH” or “We” or the “Company”) was formed on July 18, 2011 in conjunction with our former parent company’s, Bitstream Inc. (“Bitstream”), planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”) pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011 (the “Separation Date”). On the Separation Date, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies.

Automated Marketing Communication and Print Production Variable Technologies. The Pageflex product line enables companies across the globe to communicate their marketing messages more easily and effectively. It is the advanced technology for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex Products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex iWay provides business flow automation for printing companies. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. And finally, Pageflex Chart works with these Pageflex Products to add dynamic charts and graphs to print documents. Pageflex Products enable companies worldwide to manage, streamline, and automate their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications. Pageflex Products are purchased by both corporations and the printing companies that support them, who also use the software to control and track production processes in order to improve their business ROI.

We market our products and acquire our customers through a variety of sources including participation in industry trade shows, trade association sponsorships, online marketing, including search engines and advertising on online networks and other websites, and other marketing efforts, relationships with our partners, referrals from our growing customer base, general brand awareness and the inclusion of a link to our website in the footer of the emails sent by our customers.

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud -computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Our business strategy focuses on expanding both our direct sales effort as well as expanding our relationships with our OEM and reseller channels. We are also focused on improving our product offerings and expanding our market share.

Certain Financial and Operating Metrics

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics, such as revenue, gross margin, expenses, and capital expenditures, among others. Management considers these financial and operating metrics critical to understanding and improving our business, reviewing our historical performance, comparing our performance versus other companies and identifying current and future trends, and for planning purposes.

Certain Trends and Uncertainties

The following represents a summary of known trends and uncertainties which could have a significant impact on our financial condition and results of operations. This summary should be considered along with the factors discussed under the headings “Risk Factors” and “Forward-Looking Statements” elsewhere in this Form 10-k.

•

On November 10, 2011 we completed the Separation from Bitstream and on March 14, 2012 Bitstream completed the Distribution, thereby resulting in MSDH becoming a separate, stand-alone public company. On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype. We may experience disruption in our business related to the Separation and the Bitstream Merger, including, but not limited to, attention and time spent on the Separation, Distribution and Bitstream Merger, our common utilization of integrated information system and financial reporting infrastructure with Bitstream and the assignment of material contracts to us for which some of the parties may not consent to the assignment. If we experience significant disruption as a result of these or any other factors related to the Separation, Distribution and Bitstream Merger, our financial results could be adversely impacted.

•

The Pageflex and Bolt product activities were conducted by Bitstream as a whole and integrated with the Fonts Products activities. Our historic financial information may not be representative of our results as a separate company.

•

We continue to closely monitor current economic conditions, particularly as they impact our customers. We believe that our customers continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•	We continue to develop new products and new versions of our existing product offerings. Failure to develop and launch new products and versions could negatively impact our financial results.

CRITICAL ACCOUNTING POLICIES

MSDH has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect MSDH’s reported and expected financial results. Note that our preparation of this prospectus requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Allocation Methodologies

The financial statements of MSDH have been derived from the financial statements of Bitstream Inc. utilizing the following methodologies: the MSDH balance sheet generally reflects the financial position of MSDH as if it had been a separate entity as of December 31, 2011. Only those assets and liabilities which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the US, have been attributed and included in the balance sheet of MSDH. The MSDH statements of operations reflect revenue directly attributable to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily assigned to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated. Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as head count and product revenue. Certain assets that were used by both Bitstream and MSDH were assigned to MSDH as the primary user of the assets. MSDH charges Bitstream a fee, approximating fair value, for the use of these assets. The fee is netted with the expenses of MSDH in the Statement of Operations and was not material for the years ended December 31, 2011 and 2010. MSDH’s operating results historically have been included in Bitstream’s consolidated U.S. and state tax returns. The provision for income taxes in MSDH’s financial statements has been determined on a separate-return basis.

There is significant judgment in determining the allocation of income, expense, and attribution of assets and liabilities. Management believes that the methodologies used in the allocation are reasonable.

Revenue Recognition

We derive revenue from the license of our software products, and from consulting and support and maintenance services. Primarily, we recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Multiple-element arrangements

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our training and maintenance services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services is supported by substantive renewal rates within customer contracts.

License Revenue

We receive and recognize licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) customers for page composition technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of publishing applications to foreign customers primarily through distributors and resellers.

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable.

Service Revenue

Professional services include custom design and development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts are made in the period in which such losses become probable. There are no losses accrued at the balance sheet dates presented.

We recognize revenue from support and maintenance agreements ratably over the term of the agreement.

Deferred revenue includes unearned software support and maintenance revenue, and advanced billings for unrecognized revenue from contracts.

Cost of revenue from software licenses consists primarily of hosting costs, amortization of intangibles related to the iWay product, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any material expenses related to warranty claims.

Stock-based Compensation

We account for stock-based compensation in accordance with authoritative guidance. Under the fair value recognition provisions of this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. All assumptions used in valuing our stock option grants and estimating our forfeiture rates are based on the historical information and assumptions used by Bitstream.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and awards. Inputs into the pricing model represent the inputs used by Bitstream based on their historical experience. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by Bitstream’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include Bitstream’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by calculating the average term from Bitstream’s historical stock option exercise experience. We estimate the volatility of our common stock by Bitstream’s historical volatility. We base the risk-free interest rate that we use in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. Bitstream did not anticipate paying any cash dividends in the foreseeable future and therefore the expected dividend yield was zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use Bitstream’s historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

If factors change and we employ different assumptions for estimating stock-based compensation expense inclusive of assumption based on MSDH factors in future periods or if we decide to use a different valuation model, stock-based compensation expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The application of these principles using authoritative guidance may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Impairment of Goodwill and Other Long-Lived Assets

Under authoritative guidance, goodwill is not amortized, but is required to be reviewed annually for impairment or more frequently if impairment indicators arise. For purposes of testing impairment, MSDH has determined it has one reporting unit. Therefore, goodwill is tested for impairment based upon an enterprise wide valuation. We conducted impairment testing as of each balance sheet date presented in the consolidated financial statements and determined that there was no impairment. Although none of the goodwill was impaired, there can be no assurance that, in the future, a material impairment charge will not be required.

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, we review these assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, impairment exists. We recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model. We believe that, as of each balance sheet date presented, none of our long-lived assets were impaired.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. In 2010, we wrote-off several accounts against a substantial portion of our 2009 reserves that were established as a result of the downturn in the global economy that affected our customers. We did not record significant additional reserves during 2011 or 2010. We cannot guarantee that our credit loss rates will not worsen or that we will experience credit loss rates approximating those that we have experienced in the past.

Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized over the expected life of the related products.

Income Taxes

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a subsidiary within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation.

Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various state jurisdictions in which we operate. An estimated effective tax rate for a year is applied to our quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining our effective tax rate and in evaluating its tax positions. We establish reserves when it is deemed more likely than not we will not realize the full tax benefit of the position. We periodically adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

We account for income taxes in accordance with FASB guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This FASB guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. In December 2011, the FASB indefinitely deferred the amendment’s requirement to present reclassification adjustments of other comprehensive income by line item on the face of the income statement. This guidance is effective for us on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on our consolidated financial statements.

In September 2011, the Financial Accounting Standards Board issued guidance which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. MSDH does not expect the new guidance to have a material effect on our consolidated financial statements.

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Year Ended December 31,				Change
	2011	% of Revenue	2010	% of Revenue
					Dollars	Percent
Revenue
Software licenses	$2,793	32%	$1,964	31%	$829	42%
Services	5,849	68	4,370	69	1,479	34

Total revenue	8,642	100	6,334	100	2,308	36
Cost of Revenue
Software licenses	1,103	13	571	9	532	93
Services	2,025	23	1,750	28	275	16

Total cost of revenue	3,128	36	2,321	37	807	35

Gross Profit	$5,514	64%	$4,013	63%	$1,501	37%

License Revenue

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller.

The increase in revenue from software licenses for the year ended December 31, 2011 from the year ended December 31, 2010 primarily resulted from increased sales of the iWay product acquired from Press-Sense in June 2010 of $1,125, partially offset by a decrease in sales of our other publishing products of $334. iWay products were available for sale for full year in 2011 versus only seven months in 2010 and we have seen an increase in OEM royalties for units shipped since the acquisition of the iWay product line. We continue to be affected by the global economic downturn, as are our customers. However, with the stabilization of the iWay product, the localization of the Pageflex Storefront product and our increase in sales and marketing resources, we expect our revenue to increase during the next year as compared to 2011.

Service Revenue

Service Revenue for the year ended December 31, 2011 increased from service revenues in the year ended December 31, 2010 primarily due to an increase in support contracts for the iWay product of $1,101 and an increase in consulting services engagements related to the Pageflex Storefront and iWay products of $254 for the year ended December 31, 2011 as compared to the same period in 2010. Other product services revenue for customer support, consulting, custom design and training services were generally flat year over year. The increase in iWay support revenue is due to an increase in support contracts related to increased customer sales. We expect the revenue from support contracts to continue to increase into 2012. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

Cost of Revenue

Cost of revenue includes hosting costs, royalties and fees paid to third parties for the license of rights to technology, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance and training, and costs associated with the duplication, packaging and shipping of products. Cost of revenue also includes amortization of acquired-technology from the acquisition of assets from Press-Sense Ltd. starting in 2010.

Cost of License Revenue

The increase in cost of license revenue for the year ended December 31, 2011 as compared to year ended December 31, 2010 was primarily related to the inclusion of hosting costs for the browsing product in 2011, resulting in an increase of $460. Browser hosting costs were included in Research and Development in 2010 as we had yet to monetize our free user base and provide hosting services to carrier and device manufacturers. In addition, cost of licenses increased due to an additional $78 of amortization of the iWay technology acquired in June 2010 as part of the Press-Sense Ltd. acquisition. We also incurred increased support infrastructure costs for our browsing product line during year ended December 31, 2011.

Cost of Service Revenue

The increase in cost of services revenue for the year ended December 31, 2011, as compared to the same period in 2010 was primarily due to an increase of $224 related to salary and related expense associated with the Israel office established in June 2010, and to an $89 reduction in the internal allocation of resources charged to research and development projects, resulting in higher cost of services expense. Our cost of services infrastructure remained relatively constant during 2011 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-Sense Ltd. assets.

Operating Expenses:

	Year Ended December 31,				Change
		% of		% of
	2011	Revenue	2010	Revenue	Dollars	Percent
Marketing and selling	$3,863	45%	$3,089	49%	$774	25%
Research and development	7,119	82	5,514	87	1,605	29
General and administrative	3,208	37	2,503	40	705	28

Total operating expenses	$14,190	164%	$11,106	175%	$3,084	28%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The increase in M&S for the year ended December 31, 2011 as compared to the year ended December 31, 2010 related primarily to an increase in salary related costs, an increase in professional marketing services and consulting, and an increase in amortization partially offset by a decrease in advertising costs. Salary related costs increased by $359 primarily due to the addition of sales and marketing personnel associated with the iWay product acquired in June 2010. Professional services increased by $214 primarily due to iWay sales consulting. Travel expenses increased by $84 primarily due to sales travel for salesman summit and user conference. Amortization increased by $80 primarily due to the amortization of iWay acquired customer lists. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during 2012, as commissionable sales increase and as we invest in new sales and marketing resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense increased for the year ended December 31, 2011, as compared to the year ended December 31, 2010 primarily due to an increase in salaries and benefits. Salary related expense increased by $1,386 primarily related to the addition of R&D personnel for the iWay product as well as for additional headcount added in India during 2010. These increases are partially offset by the inclusion of browser hosting costs in cost of revenue in 2011. These costs were included as R&D expense in 2010, as MSDH had yet to monetize its free user base and provide hosting services to carrier and device manufacturers. We expect our development efforts and R&D expense to increase as compared to 2011 both in absolute dollars and as a percentage of sales during 2012.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to an increase in salary related costs of $733 and an increase in facility-related costs of $183, partially offset by a decrease in professional service fees of $224. A significant contributor to the salary increase was due to the resignation and related severance for our former CEO as well as an increase in salaries, benefits and facility-related costs in the Israel office established in June 2010. We expect that G&A expenses, other than those associated with the resignation agreement, will remain at similar levels in 2012.

Other Income, Net:

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$10	0%	$—	—%	$10	100%

Other income consists primarily of interest income allocated from Bitstream and foreign currency transactions gains or losses.

Provision for Income Taxes:

	Year Ended December 31,
	2011	% of Revenue	2010	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$162	2%	$—	—%	$162	100%

The provision for income taxes consists of foreign taxes in Israel.

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a subsidiary within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation.

The Company’s consolidated financial statements reflect deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, of $19,100 and valuation allowances of $19,200 on a separate return basis as of December 31, 2011. The Company estimates that post-separation its beginning deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, will be approximately $115 and valuation allowances will be approximately $0. The decrease in deferred tax assets and valuation allowances is primarily attributable to separate return tax loss and credit carry forwards that will not be available to the Company post-separation.

Bitstream’s tax strategies are not necessarily reflective of the tax strategies we would have followed or will follow as a stand-alone company, nor were they necessarily strategies that optimized our stand-alone tax position. As a result, our deferred tax balances and effective tax rate as a stand-alone entity may differ from those prevailing in historical periods.

Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various state jurisdictions in which we operate. An estimated effective tax rate for a year is applied to our quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining our effective tax rate and in evaluating its tax positions. We establish reserves when it is deemed more likely than not we will not realize the full tax benefit of the position. We periodically adjust these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

We account for income taxes in accordance with FASB guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This FASB guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2011, our U.S. operations had generated three consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

The tax loss and credit carry forwards reflected in our consolidated financial statements, representing $18,900 million of deferred tax assets, have been calculated as if we had filed our tax returns on a separate return basis separate from Bitstream. The tax carry forwards include U.S. tax carry forwards for federal and state net operating losses, general business credits and state tax credits. The tax carry forwards are not representative of the tax carry forwards we will have available for use after separation from Bitstream. Our post-separation tax carry forwards will be significantly lower than those reflected in the consolidated financial statements and the related valuation allowances will also be correspondingly lower.

We estimate that post-separation we will have deferred tax assets for tax loss and credit carry forwards of approximately $0. The tax carry forwards are in the U.S. and total approximately $0 in net operating losses ($0 tax effected) and approximately $0 in tax credits.

As noted above, we estimate that post-separation our net deferred tax assets, before considering valuation allowances, will be approximately $115. The post-separation net deferred tax assets (tax effected) will include approximately $0 of tax loss and credit carry forwards.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At December 31, 2011, our primary source of liquidity comes from our cash and cash equivalents of $551.

The Pageflex and BOLT products historically have been funded directly through the conduct of our operations as a component of Bitstream. For the years ended December 31, 2011 and 2010, we incurred net losses of $8,828 and $7,093, respectively. Bitstream contributed capital of $7,887 and $12,493 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had a working capital deficit of $1,959.

Our operating activities used cash during the years ended December 31, 2011 and 2010 of $6,973 and $5,177, respectively. The increased usage of cash during the year ended December 31, 2011 as compared to the prior year resulted primarily from an increased net loss and a decrease in contributions from working capital accounts of $191 partially offset by an increase in the add-backs of non-cash expense items of $130. Cash used in operating activities has historically been affected by the amount of net loss, changes in working capital accounts and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used by investing activities during the years ended December 31, 2011 and 2010 was $964 and $6,715, respectively. Cash used in investing activities during the year ended December 31, 2011 consisted of the capitalization of internally developed software of $688, the purchase of property and equipment of $261 and additions to intangible assets of $15. Cash used in investing activities in 2010 consisted of cash paid for the acquisition of assets of Press-Sense of $6,528, the purchase of property and equipment of $165 and the additions of intangible assets of $36 partially offset by proceeds from the sale of property and equipment of $14.

Our financing activities for the years ended December 31, 2011 and 2010 provided cash of $7,887 and $12,493, respectively. Cash provided by financing activities consists entirely of contributions from Bitstream.

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Consolidated Balance Sheets.

In January 2011, Bitstream Israel Ltd., a wholly-owned subsidiary of MSDH, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee backed by our cash deposits in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our Balance Sheet.

We will be utilizing approximately 50% of the square footage of the Marlborough, Massachusetts headquarters after the decrease in personnel associated with the Bitstream Merger. Management anticipates a reduction in operating costs through the elimination of certain fixed costs, including, without limitation, the possible sub-letting or returning to the landlord of the unutilized space that currently exists. However, there can be no assurance that management will be successful in implementing these cost cutting plans or that such plans will be successful or, if successful, how long they will take.

The future minimum annual lease payments under our leased facilities and equipment as of December 31, 2011, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2012	$657
2013	671
2014	556
2015	570
2016	578
Thereafter	1,604

Total	$4,636

In June 2011, the Company entered into an agreement with Net-Translators LLC with an estimated fee structure of $835, payable in installments upon completion of milestones specified in the agreement. In December 2011, Net-Translators revised the overall fee structure to $695. Net-Translators provides software development services related to the localization of our Storefront product into ten languages. At December 31, 2011, the Company paid $488, with an estimated $207 remaining commitment which is expected to be paid during the first half of 2012. The contract has no specific term and is enforceable until completion, which is anticipated to be before April 2012. Either party may cancel the contract for an unremedied material breach by the other party or if the other party becomes bankrupt. If we subsequently cancel, reduce in scope or frustrate (by act of omission) the agreement, except for in the case of a material breach, the full price of the agreement shall remain payable unless otherwise agreed to in advance.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing, if needed. Management’s plans also include reducing operating costs and delaying certain expenditures if necessary to maintain the Company’s liquidity. The Separation from Bitstream Inc. may disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations and has a working capital deficit as of December 31, 2011 and, for its liquidity, has relied on contributions from Bitstream. As of December 31, 2011, MSDH had accumulated contributions of approximately $48,500 from its parent company.

MSDH had a cash balance of $551 as of December 31, 2011. Under the terms of the Distribution Agreement, subsequent to December 31, 2011, Bitstream contributed approximately $6,000 to MSDH. Management believes that this contributed cash, together with cash generated from future operations and existing funds are, and will be, sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT Products contributed to MSDH.

Potential Indemnification Obligations

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal, but we can provide no assurance that payments will not be required under these agreements in the future.

In connection with the contribution of Pageflex and BOLT related assets and liabilities from Bitstream to MSDH, MSDH agreed to indemnify, defend and hold harmless Bitstream, its affiliates and their respective successors and assigns from, against and in respect of any damages, losses, claims or liabilities (including but not limited to reasonable attorneys’ fees) relating to or arising out of MSDH’s failure to satisfy any of the Assumed Liabilities under the Contribution Agreement.

MSDH also has agreed to indemnify, defend and hold harmless Bitstream, its affiliates and their successors and assigns from, against and in respect of any liabilities and obligations of Bitstream relating to certain fees and expenses of the Bitstream Merger and Distribution, severance costs, lease termination fees and similar items not otherwise accounted for in the calculation of the final merger consideration, which amounts are not expected to be material to MSDH.

The Company and Bitstream have entered into a tax indemnity agreement (the “Tax Indemnity Agreement”) pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution.

Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $19,800 as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards.

There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of Distribution, either because the value of the MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Sensitivity.    As of December 31, 2011 Bitstream had no remaining investments consisting of federal government and government agency bonds and corporate bonds. Subsequent to December 31, 2011, approximately $6 million was contributed by Bitstream to us as cash pursuant to the Distribution Agreement. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments and the contribution by Bitstream to us in cash that occurred in the first quarter of 2012, we do not believe that we had any material exposure to changes in the fair value of Bitstream’s investment portfolio as a result of changes in interest rates.

Foreign Currency Exchange Risk.    Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary, Bitstream Israel Ltd., are conducted partially in local currency. Currently, we do not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are provided under Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical Information

The following table lists the names, ages and positions of all of our directors and executive officers. There are no family relationships between any director or executive officer and any other director or executive officer of MSDH. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Raul K. Martynek	45	Chairman of the Board of Directors
Amos Kaminski	81	Director
Jonathan H. Kagan	55	Director
Melvin L. Keating	64	Director
Pinhas Romik	65	President and Chief Executive Officer
James P. Dore	53	Executive Vice President and Chief Financial Officer
Costas Kitsos	51	Vice President of Engineering

Raul K. Martynek has been a director of Bitstream since his election on May 27, 2010 and since the Separation Date he has served as the chairman of the board of directors of MSDH. Mr. Martynek has been CEO and a Director of Voxel Dot Net, Inc., a provider of hybrid cloud hosting and managed services since January 2011. He has served as a director of Broadview Networks Holdings, Inc. (“Broadview”), a network-based business communications provider, since August 2007 and Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, since December 2009. From May 2008 to December 2009, he served as a Senior Advisor to Plainfield Asset Management, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom from January 2009 to December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from SUNY-Binghamton and a Master in International Finance from Columbia University School of International and Public Affairs. The Nominating and Corporate Governance Committee determined that Mr. Martynek is qualified to serve as a director of MSDH because he possesses particular knowledge and experience, including prior operational and leadership experience in the technology industry.

Amos Kaminski was elected as Chief Executive Officer of Bitstream on an interim basis effective May 1, 2011, and since the the Separation Date he has served as a director of MSDH. He has been Chairman of the Board of Bitstream since August 2010 and a director of Bitstream since 1985 and a director of MSDH since July 2011. He was previously Chairman of the Board of Bitstream from 1991 through 1996. Mr. Kaminski founded Interfid Ltd., a venture capital firm, in 1984 and has served as its President and on its Board of Directors since its formation. Mr. Kaminski is also the founder, President and Chairman of the Board of Directors of AFA Asset Services, Inc., a private real estate asset management company, and Chairman of the Board of Directors of Interfid Capital, Inc. The Nominating and Corporate Governance Committee determined that Mr. Kaminski is qualified to serve as a director of MSDH because he possesses particular knowledge and experience in financial markets and the software industry, as well as specific knowledge and experience in MSDH’s industry and markets of operation.

Jonathan H. Kagan has been a director of Bitstream since his appointment in February 2010 and since the Separation Date he has served as a director of MSDH. Since January 2006, Mr. Kagan has been a Managing

Principal of Corporate Partners LLC and in addition until February 2009, Mr. Kagan was also a Managing Director of Lazard Alternative Investments LLC. Previously, since 1990 and including the period over the last five years, Mr. Kagan was a Managing Director of Corporate Partners I, and of Centre Partners Management LLC, which managed the Centre Capital Funds. Over the last five years, Mr. Kagan has served on the Board of Directors of Gevity HR. He began his career in the investment banking division of Lazard in 1980 and became a General Partner in 1987. At Lazard, Mr. Kagan helped head the corporate finance and capital markets areas. Mr. Kagan received an M.A. from Oxford University and an A.B. from Harvard College. The Nominating and Corporate Governance Committee determined that Mr. Kagan is qualified to serve as a director of MSDH because he possesses particular knowledge and experience in financial markets and with several industries including the software industry.

Melvin L. Keating has been a director of Bitstream since his election on May 27, 2010 and since the Separation Date he has served as a director of MSDH. Mr. Keating has served as a consultant to various private equity firms since October 2008, and has served as a director of various corporations as described below. From October 2005 through October 2008, Mr. Keating was President and CEO of Alliance Semiconductor Corp., in Santa Clara, CA, a worldwide manufacturer and seller of semiconductors (Nasdaq). From April 2004 through September 2005 he was EVP, CFO and Treasurer of Quovadx Inc. in Denver, CO (Nasdaq). He is currently a director of Red Lion Hotels (NYSE); API Technologies (Nasdaq); and Crown Crafts (Nasdaq). Mr. Keating holds both an MS in Accounting and an MBA in Finance from the Wharton School at the University of Pennsylvania. He also holds a BA in Art History from Rutgers University. The Nominating and Corporate Governance Committee determined that Mr. Keating is qualified to serve as a director of MSDH because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

Pinhas Romik has served as the Bitstream’s General Manager of Pageflex since March 2011 and since the Separation Date he has served as the president and chief executive officer of MSDH. Mr. Romik is not currently an officer or director of any other U.S. public company. Mr. Romik has extensive experience in marketing electronic products and services in the U.S., Europe and the Far East. From February 2009 until the present, Mr. Romik has served as a director of VIRS Photonics. From November 2008 to December 2010, Mr. Romik served as a director of BZeek Inc. From January 2006 to November 2008, Mr. Romik served as the chief executive officer of Skill Poker LTD. In 2004, Mr. Romik founded Duplicate (2007) Inc., an online poker site. In 2000, Mr. Romik founded Duplicate.com (formerly e-bridge, Inc.), at the time the largest bridge tournament site on the internet, which he sold in 2004. In 1992, Mr. Romik founded RDC Communications, a wireless data communications company with sales in over 20 countries. From 1992 through the sale of RDC to Marconi Communications in 1999, Mr. Romik served in various management positions at RDC, including President & CEO, and Executive Director. From 1974 to 1992 Mr. Romik worked at various engineering and management positions for Tadiran Electronics Industries, then the largest Israeli electronic company. At his last position at Tadiran, Mr. Romik was General Manager of its Communications Systems Division, designing, manufacturing and selling military and civilian communications and computer equipment. Mr. Romik also currently serves as Vice President of the Israel-Poland Chamber of Commerce, as a member of two important Polish economic forums, and manages several Polish green energy projects in agriculture, solar energy, and bio-energy. Mr. Romik has a B.S. degree in Physics from Tel-Aviv University.

James P. Dore has served as Bitstream’s Chief Financial Officer since March 2003, and since the Separation Date he has served as the executive vice president and chief financial officer of MSDH. From June 1999 to March 2003, he served as Bitstream’s Corporate Controller. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. a developer and marketer of supply chain and warehouse management business software. He also served as Celerity’s Chief Financial Officer and Treasurer from April 1999 to June 1999. Mr. Dore has over 20 years of service in various senior financial positions, is a C.P.A. (Illinois) and holds a B.S. degree, with distinction, from Clarkson University.

Costas Kitsos has been Vice President of Engineering at Bitstream since November 1999, and since the Separation Date he has served as Vice President of Engineering of MSDH. Mr. Kitsos heads engineering for the

Pageflex automated marketing communication and print production software products and also serves as the principal architect. From October 1998 to November 1999, he served as Director of Research and Development of Bitstream. From November 1996 to October 1998, he was a Senior Software Engineer at Bitstream. Mr. Kitsos is a veteran software developer with over 15 years of experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

Board Committees and Meetings of the Board of Directors

The Board of Directors has a standing Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee’s charter is available free of charge through the Corporate Governance link on MSDH’s at http://www.pageflex.com/corporate/investor, or by sending your request in writing to the Corporate Secretary, Marlborough Software Development Holdings Inc., 500 Nickerson Road, Marlborough, MA 01752-4695. Each committee conducts an annual assessment to determine whether it has sufficient information, resources and time to fulfill its obligations and whether it is performing its obligations. Under the MSDH Corporate Governance Guidelines, each committee may retain experts to assist it in carrying out its responsibilities. The Board of Directors has determined that each of the members of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are “independent” as required by applicable laws and regulations.

The Board of Directors and executive management believe that good corporate governance is important to ensure that MSDH is managed for the long-term benefit of its stockholders. The Board of Directors and executive management team have been reviewing and will continue to review corporate governance policies and practices for compliance with applicable regulations and will continue to compare those policies and practices to those suggested by various authorities in corporate governance and the practices of other public companies.

Audit Committee

The Audit Committee consists of Messrs. Kagan, Keating and Martynek, with Mr. Keating as its chairman. The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent registered public accountants. The Audit Committee also oversees management’s performance of its duties with respect to maintaining the integrity of our accounting and financial reporting and our systems of internal controls, the performance and qualifications of the independent accountants (including the independent accountant’s independence), and our compliance with legal and regulatory requirements. The Audit Committee establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and the confidential and anonymous submission by employees and others regarding questionable or possibly fraudulent actions or activities. The Audit Committee acts pursuant to a written charter, which may be found on our web site at: http://www.pageflex.com/corporate/investor.

Compensation Committee

The Compensation Committee consists of Messrs. Kaminski, Keating and Martynek, with Mr. Kaminski as its chairman. The Compensation Committee establishes salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers our benefit plans and administers the issuance of stock options and other awards under our equity compensation plans to all our employees and directors, including the members of such committee. The committee also reviews, and recommends to the full Board, the compensation and benefits for non-employee Directors. The Compensation Committee acts pursuant to a written charter, which may be found on our web site at: http://www.pageflex.com/corporate/investor.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee consists of Messrs. Kagan, Kaminski and Martynek, with Mr. Kagan as its chairman. The Nominating and Corporate Governance Committee provides oversight and guidance to the Board of Directors to ensure that the membership, structure, policies, and practices of the Board of Directors and its committees facilitate the effective discharge by the Board of Directors of its corporate governance responsibilities. The committee reviews and evaluates the policies and practices with respect to the size, composition, independence and functioning of the Board of Directors and its committees and reflects those policies and practices in corporate governance guidelines, and evaluates the qualifications of, and recommends to the full board, candidates for election as directors.

Nomination of Candidates for Director

When evaluating potential candidates for directors, the Nominating and Corporate Governance Committee (the “Nominating Committee”) considers individuals recommended by members of the Nominating Committee, other Directors, members of management, and shareholders or self-nominated individuals. The Nominating Committee is advised of all nominations that are submitted to us and determines whether it will further consider the candidates using the criteria described below.

In order to be considered, each proposed candidate must:

1)	Be ethical;

2)	Have proven judgment and competence;

3)	Have professional skills and experience that are complementary to the background and experience represented on the Board and that meet our needs;

4)	Have demonstrated the ability to act independently and be willing to represent the interests of all shareholders and not just those of a particular philosophy or constituency; and

5)	Be willing and able to devote sufficient time to fulfill his/her responsibilities to MSDH and its shareholders.

The Nominating Committee also considers the following factors when evaluating candidates for director:

1)	How such candidate contributes to the diversity of the Board of Directors. Although MSDH does not have a formal diversity policy, it endeavors to comprise the Board of members with a broad mix of professional and personal backgrounds. Thus, the Nominating Committee accords some weight to the individual professional background and experience of each director. Further, in considering nominations, the Nominating Committee takes into account how a candidate’s professional background would fit into the mix of experiences represented by the then-current Board. When evaluating a nominee’s overall qualifications, the Nominating Committee does not assign specific weights to particular criteria, and no particular criterion is necessarily required of all prospective nominees.

2)	The degree to which such candidate’s experience strengthens the Board of Directors’ collective qualifications and skills.

3)	The candidate’s understanding of and experience in the software and technology industries.

4)	The candidate’s leadership experience with public companies.

The Committee seeks and receives recommendations on board candidates from third parties, including security holders, and while recommendations from significant security holders might receive greater initial consideration we generally would seek to apply the same criteria that would be applied in evaluating other candidates to these recommended candidates.

After the Nominating Committee has completed its evaluations, it presents its recommendations to the full Board of Directors for its consideration and approval. In presenting its recommendations, the Nominating Committee also reports on other candidates who were considered but not selected.

There have not been any material changes to this procedure. We will report any material change to this procedure in a quarterly or annual filing with the Securities and Exchange Commission and any new procedure will be available through the Corporate Governance link on our website at http://www.pageflex.com/corporate/investor.

Code of Business Conduct and Ethics

We have a code of ethics that applies to our principal executive officer and principal financial officer, or persons performing similar functions. This code of ethics is incorporated in our Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.pageflex.com/corporate/investor. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our website in lieu of filing such information in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following disclosure sets forth information concerning the compensation of Bitstream’s named executive officers, as defined in Item 402 of Regulation S-K, as of December 31, 2011. Historical information required by Item 402 of Regulation S-K is being provided with respect to the officers and directors of Bitstream as a result of MSDH having been a wholly-owned subsidiary of Bitstream prior to the spin-off of MSDH from Bitstream on March 14, 2012 and the continuity of management between Bitstream and MSDH after the spin-off.

SUMMARY COMPENSATION TABLE

(All amounts in dollars)

The following table sets forth certain summary information concerning compensation paid for the year ended December 31, 2011 by Bitstream to its named executive officers, as such term is defined in Item 402 of Regulation S-K (the “Named Executive Officers” or “NEOs”), who performed similar functions with respect to the Pageflex and BOLT Products being distributed to MSDH.

Name and Principal Position	Year	Salary ($)(3)	Stock Awards ($)(4)		Options/ Warrants ($)(7)	Non-Equity Incentive Plan Comp ($)(10)	All Other Compensation ($)(8)		Total ($)
Anna M. Chagnon	2011	115,385	—		—	—	616,540	(9)	731,925
President & CEO (Principal Executive Officer)(1)	2010	300,000	69,500		128,055	—	7,350		504,905
	2009	311,538	53,900		107,576	—	7,350		480,364

Amos Kaminski Executive Chairman of the Board and Acting Chief Executive Officer (Principal Executive Officer)(2)	2011	—	94,583	(5)	—	—	72,500	(12)	167,083

Pinhas Romik General Manager of Pageflex and President and Chief Executive Officer of MSDH (Principal Executive Officer)(2)	2011	189,540	—		—	—	56,840	(11)	246,380

James P. Dore	2011	185,000	—		—	220,000	6,150		411,150
Vice President & CFO (Principal Financial Officer)	2010 2009	185,000 192,116	34,750 26,950		64,028 53,788	— —	5,550 7,350		289,328 280,204

Costas Kitsos	2011	180,000	30,968	(6)	—	137,000	6,000		353,968
Vice President of Engineering	2010 2009	180,000 186,923	34,750 26,950		64,028 53,788	— —	5,400 7,350		284,178 275,011

Sampo Kaasila	2011	180,000	30,968	(6)	—	20,000	6,000		236,968
Vice President of Research and Development	2010 2009	180,000 186,923	34,750 26,950		64,028 53,788	— —	5,400 7,108		284,178 274,769

(1)	Ms. Chagnon resigned as President and Chief Executive Officer of Bitstream effective as of May 1, 2011 and Mr. Kaminski was appointed Chief Executive Officer on an interim basis.
(2)	Mr. Romik joined Bitstream in February 2011 as General Manager of Pageflex and became an executive officer of Bitstream upon Ms. Chagnon’s resignation on May 1, 2011. Mr. Romik was appointed President and Chief Executive Officer of MSDH on November 10, 2011.
(3)	Base salaries for 2011 remained unchanged from the levels approved by Bitstream’s Compensation Committee in February 2008. Except for the new salaries of Amos Kaminski and Pinhas Romik, Bitstream’s Compensation Committee did not approve or award any increases in base salary for any of the named executive officers during 2011. Base salaries for Messrs. Romik and Kaminski represent their prorated annual salaries fixed by the compensation committee in 2011 in connection with their initial appointment as salaried employees and officers of Bitstream in February 2011 and May 2011, respectively.
(4)	Amounts reported represent the aggregate grant date fair value of restricted stock awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the restricted stock awards made during each year.

(5)	Mr. Kaminski received restricted stock awards of 3,000 shares on February 24, 2011, 2,900 shares on June 30, 2011, 2,700 shares on September 30, 2011 and 7,700 shares on December 30, 2011. The grant date fair value of these awards calculated in accordance with ASC Topic 718 was $6.70, $5.24, $5.56 and $5.75 per share, respectively.
(6)	On November 10, 2011, Messrs. Kaasila and Kitsos each received a restricted stock award of 5,600 shares. The grant date fair value of these awards calculated in accordance with ASC Topic 718 was $5.53 per share.
(7)	Amounts reported represent the aggregate grant date fair value of stock option awards computed in accordance with ASC Topic 718 made during each year. In 2010, these awards consisted of stock option awards granted on August 12, 2010 in the amounts of 30,000, 15,000, 15,000 and 15,000 options to Ms. Chagnon and Messrs. Dore, Kitsos and Kaasila, respectively, with a grant date fair value of $4.2685 calculated in accordance with ASC Topic 718. These amounts do not recognize the actual value that may be realized by each officer.
(8)	Represents matching contributions by Bitstream for the account of the Named Executive Officer under Bitstream’s 401(k) Plan.
(9)	Represents $600,000 for severance payment per severance agreement on May 1, 2011; $9,910 compensation expense from the modification of terms of restricted stock allowed to vest after termination; plus $7,350 in matching contributions per footnote 8.
(10)	Represents actual annual incentive compensation payments to each officer pursuant to our annual incentive plan. Each of Messrs. Dore, Kitsos and Kaasila was paid $20,000, $37,000 and $20,0000, respectively, in performance based bonuses that were paid in 2011. In addition, Messrs. Dore and Kitsos were awarded additional bonuses of $200,000 and $100,000, respectively, for 2011 performance that were determined and paid in March 2012.
(11)	Represents $26,000 paid as a consultant for the period in 2011 prior to being hired as an employee and benefits derived for our employees based in Israel including company expenses for a company car of $11,000 and other benefits of $19,840.
(12)	Represents $50,000 paid to Mr. Kaminski as Chairman of our Board of Directors for director fees plus $22,500 paid to Mr. Kaminski for compensation as our interim CEO at a per diem of $1,500 per day that Mr. Kaminski on which he devoted substantive attention to Bitstream matters in his capacity as interim CEO.

Plan Based Awards

The following table provides information as to the grants of plan-based awards by Bitstream to those Named Executive Officers who receive a plan-based award grant during 2011. The table identifies the threshold (or minimum amount payable other than zero), target payable if specified performance goals are achieved, and maximum values of the 2011 incentive plan awards for each of the named executive officers.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated possible payouts under Non-Equity Incentive Plan Awards(1)			Grant Date	Stock Awards: Number of Restricted Shares of Stock (#)(2)	Number of Securities Underlying Options Granted (#)	Full grant date fair value of each equity award ($)(3)
		Threshold $	Target $	Maximum $
Anna M. Chagnon	02/24/2011	—	200,000	—	—	—	—	—
Amos Kaminski	—	—	—	—	—	—	—	—
Pinhas Romik	02/24/2011	—	112,500	—	—	—	—	—
James P. Dore	02/24/2011	—	92,500	—	—	—	—	—
Sampo Kaasila	02/24/2011	—	90,000	—	11/10/11	5,600	—	30,968
Costas Kitsos	02/24/2011	—	90,000	—	11/10/11	5,600	—	30,968

(1)	Amounts represent target amounts payable to each officer pursuant to Bitstream’s annual incentive plan, which plan does not have specific thresholds or maximums.
(2)	Amounts represent stock awards of restricted shares of Class A Common Stock. These stock awards vest in equal installments of 5% of each award on each quarterly anniversary of the date of the grant over the 5 year vesting period. Vesting of these awards was accelerated in full upon completion of the Bitstream Merger.
(3)	Amounts represent the full grant date fair value assuming the closing price of Bitstream’s common stock on the date of grant of the award as required by Bitstream’s 2006 Incentive Compensation Plan.

Outstanding Equity Awards at December 31, 2011

The following table sets forth, the number of unexercised Bitstream options held by each Named Executive Officer as of December 31, 2011, the exercise price and expiration date of each award.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

Name	Option Awards(1)				Stock Awards(2)
	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Exercise Price	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)	Grant Date
	Exercisable	Unexercisable
Anna M. Chagnon	—	—	—	—	—	—	—

Amos Kaminski	20,000	—	4.7500	02/05/12	1,000	5,570	05/24/07
	20,000	—	1.7900	02/13/13	2,000	11,500	05/20/08
	10,000	—	1.6100	09/29/14	3,000	17,250	08/19/09
	10,000	—	4.4500	08/03/16	3,750	21,563	08/12/10
					2,400	13,800	11/12/10
					2,550	14,663	02/24/11
					2,610	15,008	06/30/11
					2,565	14,749	09/30/11
					7,700	44,275	12/30/11

Pinhas Romik	—	—	—	—	—	—	—

James P. Dore	12,667	—	1.7900	02/13/13	1,000	5,750	05/24/07
	25,000	—	1.5900	08/02/14	2,000	11,500	05/20/08
	30,000	—	2.3390	02/07/15	3,000	17,250	08/19/09
	25,000	—	4.4500	08/03/16	3,750	21,563	08/12/10
	20,000	—	8.1200	05/24/17
	11,250	3,750	6.1500	05/20/18
	7,500	7,500	5.3900	08/19/19
	3,750	11,250	6.9500	08/12/20

Sampo Kaasila	25,000	—	1.5900	08/02/14	1,000	5,750	05/24/07
	25,000	—	4.4500	08/03/16	2,000	11,500	05/20/08
	20,000	—	8.1200	05/24/17	3,000	17,250	08/19/09
	11,250	3,750	6.1500	05/20/18	3,750	21,563	08/12/10
	7,500	7,500	5.3900	08/19/19	5,600	32,200	11/10/11
	3,750	11,250	6.9500	08/12/20

Costas Kitsos	25,000	—	1.5900	08/02/14	1,000	5,750	05/24/07
	25,000	—	4.4500	08/03/16	2,000	11,500	05/20/08
	20,000	—	8.1200	05/24/17	3,000	17,250	08/19/09
	11,250	3,750	6.1500	05/20/18	3,750	21,563	08/12/10
	7,500	7,500	5.3900	08/19/19	5,600	32,200	11/10/11
	3,750	11,250	6.9500	08/12/20

(1)	All options outstanding as of December 31, 2011 have ten-year terms. All options with an expiration date prior to June 2016 vest over a three-year period in equal installments on the first, second, and third anniversary of the award. Options granted under the Bitstream 2006 Incentive Compensation Plan, which include the options above with an expiration date after June 2016, vest over a four-year period in equal installments of 25% on the first, second, third, and fourth anniversary of the award. Vesting of all of these options was accelerated in full upon completion of the Bitstream Merger.

(2)	The value of the stock award was calculated by using a share price of $5.75, the closing price of Bitstream’s common stock on December 30, 2011, the last trading day of 2011. Stock Awards vest over a five-year period in equal quarterly installments of 5% on each quarterly anniversary of the award, but vesting was accelerated in full upon completion of the Bitstream Merger.

Value Realized from Stock Options and Stock Appreciation Awards

The following table sets forth the number of Bitstream options exercised and the value each Named Executive Officer realized during 2011. As of December 31, 2011 neither Bitstream nor MSDH has awarded any stock appreciation rights.

OPTION EXERCISES AND STOCK VESTED DURING 2011

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anna M. Chagnon	249,999	562,100	5,000	29,300
Amos Kaminski	—	—	5,475	30,809
Pinhas Romik	—	—	—	—
James P. Dore	—	—	4,000	22,460
Sampo Kaasila	—	—	4,000	22,460
Costas Kitsos	—	—	4,000	22,460

(1)	The “value realized” represents the total value of gains on the date of exercise based on the actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options, without deducting taxes or commissions paid by employee.

EXECUTIVE AGREEMENTS

All of the NEOs are employed on an at-will basis by MSDH and, except for Mr. Kaminski, had entered into severance agreements (the “Severance Agreements”) with Bitstream in the event of a “Change in Control” as described below. These agreements had an original term expiring on April 15, 2012, except for Mr. Romik whose agreement expires on August 31, 2012, and shall thereafter be automatically renewed for successive one-year terms unless Bitstream has notified the NEO of its election not to renew the term of the agreement not less than 120 days before the expiration of the (then) current term. On February 12, 2012, MSDH agreed with Messrs. Dore and Kitsos to assume all liabilities and obligations of Bitstream under their Severance Agreements with MSDH as the successor-in-interest to Bitstream and to extend the initial term of their Severance Agreements to April 15, 2014. Messrs. Dore and Kitsos have agreed that neither the Bitstream Merger nor the spin-off of MSDH from Bitstream shall constitute a Change in Control under their existing Severance Agreements with Bitstream. In addition, MSDH approved an increase in the annual base salaries of Messrs. Dore and Kitsos to $203,500 and $198,000, respectively, effective immediately. MSDH also determined to pay a discretionary cash bonus to Mr. Dore of $200,000 and to Mr. Kitsos of $100,000, which amounts were paid in March 2012.

Potential Payments upon Termination Following a Change-in-Control

The Severance Agreements with Bitstream’s NEOs provide certain benefits upon the termination of employment after a change in control (a “Change in Control”) as defined below. Under these agreements, the NEO shall be entitled to severance benefits if terminated within twenty-four months of a Change in Control, unless such termination is due to the NEO’s death or disability, or is by Bitstream for Cause, or is by the NEO for other than Good Reason.

A Change in Control shall mean the occurrence of any of the following events:

1)	any “Person(s)” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Bitstream representing thirty percent (30%) or more of the combined voting power of Bitstream’s (then) outstanding securities; or

2)	during any period of twelve consecutive months, individuals who at the beginning of such period constitute the Board of Directors of Bitstream cease for any reason to constitute at least a majority thereof; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election, was approved by a vote of at least a majority of the directors then comprising the incumbent Board shall be considered as though such individual were a member of the incumbent Board; or

3)	Bitstream is a party to (i) any consolidation or merger of Bitstream in which it is not the continuing or surviving corporation or pursuant to which its shares of common stock would be converted into cash, securities, or other property; or (ii) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of Bitstream; or

4)	approval by the stockholders of Bitstream of any plan or proposal for the liquidation or dissolution of Bitstream.

Cause is defined as (i) the willful and continued failure by the NEO to substantially perform the NEO’s duties (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance has been delivered to the NEO by Bitstream, which demand specifically identifies the manner in which it is believed that the NEO has not substantially performed the NEO’s duties; or (ii) conviction of a felony or acts of dishonesty resulting in gain or personal enrichment at the expense of Bitstream; or (iii) the NEO’s willful misconduct or insubordination which is materially injurious to Bitstream. For purposes of this paragraph, no act or failure to act on the NEO’s part shall be considered as willful unless done, or omitted to be done, by the NEO not in good faith and without reasonable belief that the action or omission was in the best interests of Bitstream.

Disability is defined as the illness, or mental or physical disability, of the NEO as determined by a physician acceptable to Bitstream and the NEO, resulting in the NEO’s failure to perform substantially all of his or her applicable material duties for a period of six consecutive months, and the NEO’s failure to return to the performance of such duties within 30 days after receiving written notice of termination of employment due to such Disability.

Good Reason is defined as the (i) reduction in the NEO’s (then) current base salary as paid immediately preceding the Change in Control; (ii) diminution, reduction or other adverse change in the annual bonus opportunity or other incentive compensation opportunities available to the NEO immediately preceding the Change in Control; (iii) Bitstream’s failure to pay the NEO any amounts otherwise earned, vested or due under any compensation plan or human resources policy of Bitstream immediately preceding the Change in Control; (iv) diminution of the Executive’s title, position, authority or responsibility; (v) assignment to the NEO of duties incompatible with the position occupied by the NEO immediately preceding the Change in Control; or (vi) relocation of the NEO’s position to a location more than 35 miles from the location to which the NEO was assigned immediately preceding the Change in Control.

If, after any Change in Control shall have occurred, the NEO’s employment shall be terminated within twenty-four months of the date of such Change in Control either (i) by Bitstream other than for death, disability or Cause, or (ii) by the NEO for Good Reason, the NEO shall be entitled to the following severance benefits under the terms of the Severance Agreements:

•

Bitstream shall pay the NEO’s full base salary through the date of termination at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any

Change in Control. Bitstream also shall pay the NEO the amount, if any, of any unpaid earned annual bonus for the preceding fiscal year. In addition, Bitstream shall continue in full force and effect through the date of termination the NEO’s participation in all stock ownership, stock purchase, stock option and restricted stock plans; all health and welfare benefit plans; and all insurance and disability plans as may be in effect at the date of the Change in Control. Notwithstanding the terms and conditions of any Bitstream stock plans and related agreements under which outstanding stock option and restricted stock grants shall have been made, any such outstanding and unvested stock options and restricted stock grants shall become immediately and fully vested upon the occurrence of a Change in Control.

•

Bitstream shall pay as severance benefits to the NEO on or before the fifth day following the date of termination of employment, a lump sum payment equal to 6 times the NEO’s base monthly salary in the case of Mr. Romik, 1.75 times the NEO’s base annual salary in the case of Mr. Kaasila, and 1.0 times the NEO’s base annual salary in the case of Messrs. Dore Kitsos based on their agreement with MSDH relating to the assignment and assumption of their Severance Agreements by MSDH, at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any Change in Control. Such lump sum payment shall be subject to all applicable federal, state and local income and FICA taxes including all required withholding amounts. In no event shall the severance benefits exceed the amount that is deductible by Bitstream in accordance with Section 280(G) of the Code. The NEO shall not be required to mitigate or offset the amount of any severance benefits or other benefits provided by seeking employment or otherwise, nor shall the amount of any payment provided be reduced by any compensation earned by the NEO as the result of employment by another employer after the date of termination from Bitstream.

Golden Parachute Compensation for Bitstream Named Executive Officers

The following table sets forth the aggregate dollar value of the various elements of compensation that each NEO of Bitstream received upon completion of the Bitstream Merger:

Name	Cash		Equity(1)(2)	Total(3)
Amos Kaminski	0		$169,824.08	$169,824.08
James P. Dore	$0	(4)	$136,765.29	$136,765.29	(4)
Costas Kitsos	$0	(4)	$113,662.60	$113,662.60	(4)
Sampo Kaasila	$315,000.00		$113,662.60	$428,662.60
John S. Collins	$252,000.00		$57,221.48	$309,221.48

(1)	All amounts listed in this column vest in connection with a Change in Control. Such vesting is not conditioned upon termination of the NEO’s employment.
(2)	The number shown above represents the sum of the following: (a) the amount, if any, the NEO received with respect to adjusted Bitstream options that vested in connection with the Bitstream Merger, (b) the amount, if any, by which the per share appraised value of MSDH exceeded the exercise price of each MSDH option expected to be held by the NEO, and (c) the amount the NEO received with respect to shares of restricted common stock of Bitstream that vest in connection with the Bitstream Merger. The amount payable to each NEO for (a) through (c) of the preceding sentence are as follows:

	(a) Value of Adjusted Bitstream Options	(b) Value of MSDH Options	(c) Value of Bitstream Restricted Stock
Amos Kaminski	$0	$49,542.67	$120,281.41
James P. Dore	$0	$94,236.05	$42,529.24
Costas Kitsos	$0	$46,706.31	$66,956.29
Sampo Kaasila	$0	$46,706.31	$66,956.29
John S. Collins	$0	$14,692.24	$42,529.24

(3)	The amounts listed in this column represent the total golden parachute payments potentially to be made to the NEO. With respect to Amos Kaminski, none is attributable to a single-trigger arrangement (i.e., payment is triggered by a Change in Control) and none is attributable to a double-trigger arrangement (i.e., payment is conditioned upon the executive’s termination without cause or resignation for good reason following a Change in Control). With respect to Sampo Kaasila, a total payment of $315,000 could be triggered upon a single-trigger arrangement (i.e., payment was triggered by a Change in Control) depending on the circumstances of the Change in Control or upon a double-trigger arrangement (i.e., payment is conditioned upon the executive’s termination without cause or resignation for good reason following a Change in Control). With respect to John S. Collins, a total payment of $252,000 could be triggered upon a single-trigger arrangement (i.e., payment was triggered by a Change in Control) depending on the circumstances of the Change in Control or upon a double-trigger arrangement (i.e., payment is conditioned upon the executive’s termination without cause or resignation for good reason following a Change in Control).
(4)	In connection with the assumption by MSDH of the Severance Agreements between Bitstream and Messrs. Dore and Kitsos, each of Messrs. Dore and Kitsos has agreed that neither the Bitstream Merger nor the spin-off of MSDH from Bitstream shall constitute a Change in Control under their existing Severance Agreements with Bitstream. Accordingly, notwithstanding the terms of their Severance Agreements with Bitstream, no cash severance will be payable to Messrs. Dore and Kitsos in connection with the Bitstream Merger or the spin-off. The accelerated vesting of their respective equity awards with Bitstream shall occur pursuant to the terms of the plans pursuant to which such awards were previously made.

Payments to Former Chief Executive Officer of Bitstream

On May 1, 2011, Ms. Chagnon resigned as President, Chief Executive Officer and an employee of Bitstream and as a member of the Board of Directors of Bitstream. In connection with Ms. Chagnon’s resignation, Bitstream entered into a Resignation Agreement with Ms. Chagnon pursuant to which she received the following payments and benefits from Bitstream:

•	A lump sum cash payment of $611,539, consisting of two years base salary equal to $600,000 and $11,539 for accrued but unused vacation time;

•

The vesting of 2,000 shares of restricted common stock scheduled to vest on May 20, 2011, 500 shares of restricted common stock scheduled to vest on May 12, 2011, and 2,000 shares of restricted common stock scheduled to vest on May 24, 2011 with an aggregate value of $27,918 based on a $6.204 closing price of Bitstream’s common stock as reported on the NASDAQ Capital Market on April 29, 2011;

•

The vesting of 5,000 common stock options with an exercise price of $8.12 per share scheduled to vest on May 24, 2011 and 12,500 common stock options with an exercise price of $6.15 per share scheduled to vest on May 20, 2011; and

•	Reimbursement of $15,000 in Ms. Chagnon’s reasonable attorney’s fees in connection with her resignation.

The completion of the Bitstream Merger and the Distribution will not trigger any additional payments to or result in the vesting of additional rights or equity to Ms. Chagnon.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2011, Messrs. Beitzel and Martynek, and until his resignation from the committee on May 1, 2011, Mr. Kaminski, fulfilled all functions of the Compensation Committee of the Board of Directors of Bitstream with regard to determining compensation of executive officers of Bitstream. No member of the Compensation Committee of Bitstream was at any time in 2011 or at any other time an officer or employee of Bitstream, and no member had any relationship with Bitstream requiring disclosure as a related-person transaction in the section “Certain Relationships and Related Person Transactions.” No executive officer of Bitstream has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or Compensation Committee at any time in 2011.

DIRECTOR COMPENSATION

The following disclosure sets forth information concerning the compensation of Bitstream’s board of directors as of December 31, 2011. Historical information required by Item 402 of Regulation S-K is being provided with respect to the directors of Bitstream as a result of MSDH having been a wholly-owned subsidiary of Bitstream prior to the Distribution and the continuity of directors between Bitstream and MSDH after the Bitstream Merger and the Distribution.

Bitstream’s current director compensation guidelines stipulate that each director who is not an employee is entitled to receive $35,000 in cash compensation for service as a director and that each new non-employee director be awarded 25,000 restricted shares. In addition, our non-employee Chairman of the Board is entitled to receive an additional $15,000 in cash compensation for his service as Chairman. For the year ended December 31, 2011, Messrs. Beitzel, Keating, Martynek, and Kagan each received $35,000; and Mr. Kaminski received $50,000. Mr. Kaminski’s director compensation is included in the Other Compensation total in the NEO compensation schedule due to his Bitstream interim CEO status.

On February 24, 2011, Messrs. Kaminski, Keating and Kagan were granted restricted stock awards for 3,000, 3,000 and 4,500 shares of Bitstream’s Class A Common Stock, respectively, for their service on the Special Committee. On June 30, 2011, Messrs. Beitzel, Kagan, Kaminski, Keating and Martynek were granted restricted stock awards for 900, 3,900, 3,900, 2,900 and 900 shares of Bitstream’s Class A Common Stock, respectively. On September 30, 2011, Messrs. Beitzel, Kagan, Kaminski, Keating and Martynek were each granted a restricted stock award for 2,700 shares of Bitstream’s Class A Common Stock. On December 30, 2011, Messrs. Beitzel, Kagan, Kaminski, Keating and Martynek were each granted a restricted stock award for 7,700 shares of Bitstream’s Class A Common Stock. Except for these equity compensation awards, no member of the Special Committee received any other compensation for service on committees of the Bitstream board of directors.

The following table provides information on the compensation of Bitstream’s directors for the fiscal year ended December 31, 2011. Ms. Chagnon did not receive separate compensation for her services as a director. In addition to Mr. Kaminski’s compensation as a director and Chairman of the Board, effective upon Mr. Kaminski’s appointment as Chief Executive Officer of Bitstream on an interim basis on May 1, 2011, Mr. Kaminski has been compensated $1,500 per day for serving as the Chief Executive Officer of Bitstream. For her compensation as Bitstream’s Chief Executive Officer, see Ms. Chagnon’s compensation discussed in this Registration Statement under the heading “Executive Compensation.”

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Total ($)
George B. Beitzel	35,000	64,003	(2)	99,003
Jonathan Kagan	35,000	109,873	(3)	144,873
Amos Kaminski	50,000	94,583	(4)	144,583
Melvin L. Keating	35,000	95,105	(5)	130,105
Raul K. Martynek	35,000	64,003	(6)	99,003

(1)	Compensation amounts for restricted stock awards represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the restricted stock awards made during 2011. Grant date fair value was calculated using the closing price on the grant date multiplied by the number of shares. These amounts do not represent the actual value that may be realized by the Directors.
(2)	As of December 31, 2011, Mr. Beitzel had an aggregate of options to purchase 30,000 shares of Bitstream common stock and 20,825 shares of restricted shares of Bitstream common stock.

(3)	As of December 31, 2011, Mr. Kagan had 37,450 shares of restricted shares of Bitstream common stock.
(4)	As of December 31, 2011, Mr. Kaminski had an aggregate of options to purchase 60,000 shares of Bitstream common stock and 27,575 shares of restricted shares of Bitstream common stock. Mr. Kaminski’s Director Compensation is also included the the All Other Compensation amount disclosed in the NEO Compensation schedule due to his Bitstream Interim CEO position.
(5)	As of December 31, 2011, Mr. Keating had 35,325 shares of restricted shares of Bitstream common stock.
(6)	As of December 31, 2011, Mr. Marynek had 28,575 shares of restricted shares of Bitstream common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated, the following table sets forth certain information as of March 14, 2012, with respect to shares of our common stock owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to us to own beneficially more than 5% of our common stock, by each director, executive officer of Bitstream and MSDH, and by all directors and executive officers of Bitstream and MSDH as a group. As of March 14, 2012, there were 10,751,609 issued and outstanding shares of our common stock. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of our common stock if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days following March 14, 2012. As used herein “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person. Each person named in the table below will own an equivalent number of shares of MSDH common stock issued and outstanding as of March 14, 2012, subject to any changes resulting from transactions subsequent to March 14, 2012.

Name and Address(2)	Number(1)	Percent of Common Stock(1)
Principal Stockholders
Columbia Pacific Opportunity Fund, L.P.(3) 1910 Fairview Avenue East, Suite 500 Seattle, WA 98102	2,025,250	19.0%
New Vernon Aegir Master Fund Ltd(4) 799 Central Ave. Suite 350 Highland, IL 60035	1,135,462	10.6%
Mr. Trent Stedman(4) c/o New Vernon Partners LLC 799 Central Ave. Suite 350 Highland, IL 60035	72,394	0.7%
Mr. Thomas Patrick(4) c/o New Vernon Partners LLC 799 Central Ave. Suite 350 Highland, IL 60035	378,906	3.5%
Mr. Michael Self, Lake Union Capital Fund, L.P. and Lake Union Capital Management, LLC, as a group(5) 601 Union Street Seattle, WA 98101	641,337	6.0%
Directors and Executive Officers of Bitstream
George B. Beitzel(6)	490,232	4.6%
Amos Kaminski(7)	453,300	3.2%
John S. Collins(8)	165,718	1.6%
Jonathan Kagan(9)	49,300	*
Sampo Kaasila(10)	159,600	1.5%
Melvin Keating	44,300	*
Raul Martynek	37,530	*
James P. Dore(11)	182,667	1.7%
Costas Kitsos(12)	143,300	1.4%
Pinhas Romik	0	*
All directors and executive officers of Bitstream as a group (10 persons)(6)(7)(8)(9)(10)(11)(12)	1,687,447	15.7%

*	Less than one percent

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The information presented with respect to the Principal Stockholders is based on reports of beneficial ownership on Forms 3 and 4, and Schedules 13D and 13G delivered to Bitstream pursuant to the Exchange Act and such other information as may have been provided to Bitstream by any such Principal Stockholder reporting ownership of shares of Class A Common Stock of Bitstream, and we have assumed for purposes of this disclosure that such holders received one share of MSDH common stock in the spin-off on March 14, 2012. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise indicated, the address of each director and officer listed is: c/o Marlborough Software Development Holdings Inc., 500 Nickerson Road, Marlborough, MA 01752-4695.
(3)	Based upon the information provided pursuant to a joint Schedule 13D/A filed with the SEC on May 25, 2011 by Columbia Pacific Opportunity Fund L.P. (the “Fund”). Columbia Pacific Advisors LLC (the “Adviser”) has the sole power to vote or direct the vote of, and to dispose or direct the disposition of the shares owned by the Fund. Alexander B. Washburn, Daniel R. Baty, Stanley L. Baty and Brandon D. Baty are the managing members of the Adviser and share voting and disposition power over the securities held by the Fund.
(4)	Based upon the information provided pursuant to a joint statement on Schedule 13D/A filed with the SEC on January 13, 2011 by the group. New Vernon Aegir Master Fund Ltd. directly beneficially owns 1,135,462 shares of Class A Common Stock over which it has sole voting and dispositive power. Mr. Stedman directly beneficially owns 72,394 shares of Class A Common Stock over which he has sole voting and dispositive power. Mr. Patrick directly beneficially owns 378,906 shares of Class A Common Stock over which he has sole voting and dispositive power. New Vernon Investment Management LLC is the investment advisor of New Vernon Aegir Master Fund Ltd. and, as such, may be deemed to have voting and dispositive power over the shares of Class A Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. New Vernon Partners LLC is the investment manager of New Vernon Aegir Master Fund Ltd. and, as such, may be deemed to have voting and dispositive power over the shares of Class A Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. Mr. Stedman is a portfolio manager of New Vernon Investment Management LLC. In such capacity, Mr. Stedman controls the trading of securities held by New Vernon Aegir Master Fund Ltd. As a result of such role and otherwise by virtue of his relationship to New Vernon Aegir Master Fund Ltd., New Vernon Partners LLC and New Vernon Investment Management LLC, Mr. Stedman may be deemed to have voting and dispositive power over the shares of Class A Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. As a result, Mr. Stedman may be deemed to beneficially own a total of 1,207,856 shares of Class A Common Stock. Thomas Patrick is a member of New Vernon Investment Management LLC. By virtue of his relationship with New Vernon Investment Management LLC, Mr. Patrick may be deemed to be part of a group with Mr. Stedman and New Vernon Investment Management LLC, New Vernon Aegir Master Fund Ltd. and New Vernon Partners LLC with respect to the Class A Common Stock of Bitstream. Messrs Patrick and Stedman share voting and dispositive power over the securities held by New Vernon Partners LLC.
(5)	Based on information provided in a joint statement on Schedule 13G filed with the SEC on October 21, 2011. Lake Union Capital Fund, LP directly beneficially owns 641,337 shares of Class A Common Stock over which it has shared voting and dispositive power. Lake Union Capital Management, LLC is the general partner of Lake Union Capital Fund, LP and Michael Self is the managing member of Lake Union Capital Management, LLC. Accordingly, Lake Union Capital Management, LLC and Michael Self are deemed to beneficially own the shares of Class A Common Stock of Bitstream owned by Lake Union Capital Fund, LP. Mr. Self has voting and dispositive control of the securities held by Lake Union Capital Fund, LP and Lake Union Capital Management, LLC.
(6)	Includes 10,000 shares issuable to Mr. Beitzel upon the exercise of options.
(7)	Includes 60,000 shares issuable to Mr. Kaminski upon the exercise of options.

(8)	Includes 90,000 shares issuable to Mr. Collins upon the exercise of options and 62,218 shares held by Mr. Collins and his wife as joint tenants.
(9)	Includes 1,000 shares held by Mr. Kagan’s son and for which Mr. Kagan may be considered a beneficial owner.
(10)	Includes 115,000 shares issuable to Mr. Kaasila upon the exercise of options and 22,500 shares held by Mr. Kaasila and his wife as joint tenants.
(11)	Includes 157,667 shares issuable to Mr. Dore upon the exercise of options and 11,500 shares held by Mr. Dore and his wife as joint tenants.
(12)	Includes 115,000 shares issuable to Mr. Kitsos upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of our Board of Directors

MSDH’s By-laws provide that the members of the Board of Directors will be elected at the annual meeting of the stockholders, or at a special meeting of the stockholders in lieu thereof, and that each director shall hold office until his or her successor shall have been elected and qualified, or until his or her death, or until he shall have resigned, or have been removed as provided in the By-laws.

Our by-laws further provide that our Board of Directors shall consist of not less than one nor more than ten directors, the exact number of directors to be fixed from time to time by our Board of Directors. Our Board of Directors currently is comprised of four directors, including three independent directors. The board of directors determined that Mr. Kaminski is not independent by virtue of his service as chief executive officer of Bitstream.

Certain Relationships and Related Person Transactions

All related person transactions are reviewed, and reported to and, if required, approved by, our Board of Directors or audit committee, as applicable. The term “related person transactions” refers to transactions required to be disclosed in our filings with the Securities and Exchange Commission pursuant to Item 404 of Regulation S-K. MSDH has entered, or will enter into various arrangements with Bitstream which set forth both companies’ duties and responsibilities in the separation and distribution. Please see “Arrangements Between Bitstream and MSDH” for further details. Except for these intercompany arrangements, there were no other related person transactions of MSDH or Bitstream from January 1, 2010 through the date of this filing requiring approval or disclosure.

In connection with and prior to the execution of the Bitstream Merger Agreement by Monotype and Bitstream, each of the directors and executive officers of Bitstream and Bitstream’s two 10% stockholders, Columbia Pacific Opportunity Fund, L.P. and New Vernon Aegir Master Fund Ltd., entered into voting agreements with Monotype (the “Voting Agreements”). The Voting Agreements provide that the directors, executive officers and 10% stockholders of Bitstream are irrevocably obligated to vote their shares of Bitstream capital stock in favor of the Bitstream Merger and prohibits such stockholders from acquiring any additional shares of Bitstream capital stock or disposing of any shares of Bitstream capital stock beneficially owned by such person on the Separation Date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee (the “Audit Committee”) of the Board considered the performance and qualifications of PricewaterhouseCoopers LLP (“PwC”), and appointed the independent registered public accounting firm to examine the financial statements of the Company for the fiscal year 2011. We retained our independent registered public accounting firm, PwC, to provide services in the following categories and amounts:

	Years Ended December 31,
	2011	2010
Audit fees(1)	$350,000	$515,500
Audit-related fees(2)	—	—
Tax fees(3)	157,000	—

Total all fees	$507,000	$515,500

(1)	Audit fees consist of fees for the audit of our financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice, and tax planning. This category includes fees related to the preparation and review of federal, state, and international tax returns.

Our Audit Committee annually considers whether the provisions of non-audit services by our principal auditors is compatible with maintaining auditor independence and concluded that all such services provided during 2011 were compatible with maintaining auditor independence.

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our principal auditors during the year. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined above. The Audit Committee’s charter authorizes its Chairperson to address any requests for pre-approval of services between Audit Committee meetings, and the Chairperson must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All services related to Audit-Related Fees and Tax Fees during 2011 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

(a)	The following documents are included as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm at December 31, 2011 and December 31, 2010, and the results of operations and their cash flows for each of the two years in the period ended December 31, 2011

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Divisional Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

Certain of the exhibits listed hereunder have been previously filed with the SEC as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the SEC’s Rules of Practice. The location of each document so incorporated by reference is indicated in parenthesis.

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger by and between Bitstream Inc., Monotype Imaging Holdings Inc. and Bitstream Acquisition Corp. dated November 10, 2011 (filed as Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-177915, of Marlborough Software Development Holdings Inc. (the “Company”) as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

4.1	Specimen common stock certificate of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.1	Contribution Agreement by and between Bitstream Inc. and the Company dated November 10, 2011 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.2	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to Pageflex (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.3	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to BOLT (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.4	Distribution Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.5	Tax Indemnity Agreement by and between Bitstream Inc. and Monotype (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.6	Transition Services Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.7	Marlborough Software Development Holdings Inc. Incentive Compensation Plan (filed as Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.8	Lease between Normandy Nickerson Road, LLC. and Bitstream Inc. date June 22, 2009 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 3, 2012 and incorporated herein by reference).

10.9*	Assignment and Assumption of Lease dated February 22, 2012 by and between Bitstream Inc. and the Company.

10.10*	Consent to Assignment and Assumption of Lease dated March 5, 2012 by and between Bitstream Inc., the Company and Normandy Nickerson Road, LLC.

10.11	Sale and Purchase Agreement (“SPA”) between Press-Sense Ltd. (in Temporary liquidation), a company incorporated under the laws of the State of Israel, through its special managers, Paz Rimer, Adv. and/or Assaf Alon, Adv., with offices at 11 Galgalei Haplada st. Hertzliya and/or Hads 5, Or Akiva, Israel, and Bitstream Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.12	Lease between Paz-Gal Transport for Industry Ltd. and Bitstream Israel Ltd. dated January 23, 2011 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.13	Agreement dated June 22, 2011 by and between Bitstream Inc. and Net-Translators LLC (filed as Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.14	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and James P. Dore (filed as Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.15	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Costas Kitsos (filed as Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

10.16*	Letter Agreement, dated March 28, 2012, by and between Marlborough Software Development Holdings Inc. and James P. Dore.

10.17*	Letter Agreement, dated March 14, 2012, by and between Marlborough Software Development Holdings Inc. and Costas Kitsos.

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited carve-out financial statements of Press-Sense Ltd (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

99.2	Unaudited pro forma combined financial statements (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 30th day of March, 2012.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

By:	/s/ PINHAS ROMIK
Pinhas Romik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	March 30, 2012

/s/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	March 30, 2012

/s/ RAUL K. MARTYNEK Raul K. Martynek	Chairman of the Board, and Director	March 30, 2012

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 30, 2012

/s/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 30, 2012

/s/ MELVIN L. KEATING Melvin L. Keating	Director	March 30, 2012

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and management of

Marlborough Software Development Holdings Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of divisional equity and statements of cash flows present fairly, in all material respects, the financial position of Marlborough Software Development Holdings Inc. (the ‘Company’) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Marlborough Software Development Holding Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully disclosed in Note 1 to these financial statements, on March 14, 2012, Bitstream, former parent of the Company, distributed all the shares of the Company’s common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and the Company (the “Distribution Agreement”). Under the terms of the Distribution Agreement, subsequent to December 31, 2011, Bitstream contributed approximately $6,000,000 to the Company.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2012

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$551	$601
Accounts receivable, net of allowance of $24 and $12 at December 31, 2011 and 2010, respectively	628	953
Prepaid expenses and other current assets	394	346

Total current assets	1,573	1,900

Property and equipment, net	1,355	634
Other	238	178
Goodwill	3,297	3,297
Intangible assets, net	3,070	3,463

Total assets	$9,533	$9,472

LIABILITIES AND DIVISIONAL EQUITY
Current liabilities:
Accounts payable	$169	$181
Accrued payroll and other compensation	775	532
Other accrued expenses	388	186
Deferred revenue	2,200	2,256

Total current liabilities	3,532	3,155

Long-term deferred revenue	526	105

Long-term deferred rent	506	530

Total liabilities	4,564	3,790

Commitments and contingencies (Note 7)
Divisional equity:
Additional paid-in capital	1,305	1,077
Accumulated deficit	(44,880)	(36,052)
Contributions from parent company	48,544	40,657

Total divisional equity	4,969	5,682

Total liabilities and divisional equity	$9,533	$9,472

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2011	2010
Revenue:
Software licenses	$2,793	$1,964
Services	5,849	4,370

Total revenue	8,642	6,334

Cost of revenue:
Software licenses	1,103	571
Services	2,025	1,750

Cost of revenue	3,128	2,321

Gross profit	5,514	4,013

Operating expenses:
Marketing and selling	3,863	3,089
Research and development	7,119	5,514
General and administrative	3,208	2,503

Total operating expenses	14,190	11,106

Operating loss	(8,676)	(7,093)

Interest and other income, net	10	—

Loss before provision for income taxes	(8,666)	(7,093)
Provision for income taxes	162	—

Net loss	$(8,828)	$(7,093)

Basic and Diluted net loss per share	$(0.86)	$(0.71)

Basic and Diluted weighted average shares outstanding	10,305	9,923

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF DIVISIONAL EQUITY

(IN THOUSANDS)

	Additional paid-in capital	Accumulated deficit	Contribution from parent company	Total divisional equity
BALANCE, DECEMBER 31, 2009	800	(28,959)	28,164	5
Net loss	—	(7,093)	—	(7,093)
Stock-based compensation expense	277	—	—	277
Contributions from parent company	—	—	12,493	12,493

BALANCE, DECEMBER 31, 2010	1,077	(36,052)	40,657	5,682
Net loss	—	(8,828)	—	(8,828)
Stock-based compensation expense	228	—	—	228
Contributions from parent company	—	—	7,887	7,887

BALANCE, DECEMBER 31, 2011	1,305	(44,880)	48,544	4,969

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,828)	$(7,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	228	277
Depreciation and amortization	226	221
Net loss (gain) on disposal of property and equipment	2	(10)
Amortization on intangible assets	408	246
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	325	(416)
Prepaid expenses and other assets	(108)	247
Accounts payable	(12)	24
Accrued payroll and other compensation	243	395
Other accrued expenses	202	158
Deferred revenue (long and short-term)	365	780
Deferred rent (long and short-term)	(24)	(6)

Net cash used in operating activities	(6,973)	(5,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, including costs capitalized for development of internal use software	(949)	(165)
Proceeds from the sale of property and equipment	—	14
Additions to intangible assets	(15)	(36)
Acquisition of assets of Press-Sense Ltd.	—	(6,528)

Net cash used in investing activities	(964)	(6,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from parent company	7,887	12,493

Net cash provided by financing activities	7,887	12,493

Net (decrease) increase in Cash and Cash Equivalents	(50)	601
Cash and Cash Equivalents, beginning of year	601	—

Cash and Cash Equivalents, end of year	$551	$601

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$5
Cash paid for income taxes	$40	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per-share amounts)

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation. All references to “Bitstream” or “parent” refer to Bitstream, Inc., a Delaware corporation. The financial statements represent two product lines of Bitstream, which subsequently (July 2011) were incorporated into MSDH Inc. Except as otherwise noted, all reported dollar amounts are in thousands.

(1) Background and Nature of Operations:

MSDH was formed on July 18, 2011 in conjunction with our former parent company’s, Bitstream Inc. (“Bitstream”), planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”), pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011 (the “Separation Date”). On the Separation Date, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies.

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses in the current year and negative operating cash flows, and as of December 31, 2011 has an accumulated deficit of approximately $44,900.

The consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing, if needed. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Separation from Bitstream Inc. may disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations and has a working capital deficit as of December 31, 2011 and, for its liquidity, has relied on contributions from Bitstream. As of December 31, 2011, MSDH had accumulated contributions of approximately $48,500 from its parent company.

MSDH had a cash balance of $551 as of December 31, 2011. Under the terms of the Distribution Agreement, subsequent to December 31, 2011, Bitstream contributed approximately $6,000 to MSDH. Management believes that MSDH’s cash received from the Distribution, together with cash generated from future operations and existing funds are, and will be, sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT Products contributed to MSDH.

(2) Summary of Significant Accounting Policies:

(a) Basis of Presentation and Allocation methodologies

The financial statements of MSDH have been derived from the financial statements of Bitstream Inc. utilizing the following methodologies:

The MSDH balance sheet reflects the financial position of MSDH as if it had been a separate entity as of December 31, 2011. Only those assets and liabilities which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the US, have been attributed and included in the balance sheet of MSDH. The MSDH statements of operations reflect revenue directly assigned to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily assigned to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated. Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as head count and product revenue.

Certain assets that were used by both Bitstream and MSDH were attributed to MSDH as the primary user of the assets. MSDH charges Bitstream a fee, approximating fair value, for the use of these assets. The fee is netted with the expenses of MSDH in the Consolidated Statements of Operations and was not material for the years ended December 31, 2011 and 2010.

There is significant judgment in determining the allocation of income, expense, and attribution of assets and liabilities. Management believes that the methodologies used in the allocation are reasonable.

(b) Use of Estimates

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSDH and its wholly-owned subsidiary: Bitstream Israel Ltd. (an Israel Corporation). All material intercompany transactions and balances have been eliminated in consolidation. The financial statements represent two product lines of Bitstream, which subsequently (July 2011) were incorporated into MSDH Inc.

(d) Disclosures about Segments of an Enterprise

We conduct our operations in one business segment with two major product lines: mobile browsing and messaging technology, and automated marketing communication and print production technology.

(e) Revenue Recognition

We derive revenue from the license of our software products, and from consulting and support and maintenance services. Primarily, we recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Multiple-element arrangements:

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our training and maintenance services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services is supported by substantive renewal rates within customer contracts.

License Revenue:

We receive and recognize licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) customers for page composition technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of publishing applications to foreign customers primarily through distributors and resellers.

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable.

Service Revenue:

Professional services include custom design and development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts are made in the period in which such losses become probable. There are no amounts accrued at the balance sheet dates presented.

We recognize revenue from support and maintenance agreements ratably over the term of the agreement. Deferred revenue includes unearned software support and maintenance revenue, and advanced billings for unrecognized revenue from contracts.

Cost of revenue from software licenses consists primarily of hosting costs, amortization of intangibles related to the iWay product, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any material expenses related to warranty claims.

(f) Research and Development Expenses

Research and development costs include salaries, fees to consultants, and other related costs associated with development of our products.

(g) Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized on a straight-line basis over the requisite service period, which are all based on the historical information of Bitstream.

(h) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	December 31,
	2011	2010
Computer Equipment	$1,878	$1,766
Software	1,110	392
Furniture and fixtures	560	572
Leasehold improvements	161	100

	3,709	2,830
Less—Accumulated depreciation and amortization	2,354	2,196

Property and equipment, net	$1,355	$634

Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the years ended December 31, 2011 and 2010 was $226 and $221, respectively.

During the years ended December 31, 2011 and 2010, we disposed of $68 and $17, respectively, of property and equipment with accumulated depreciation of $66 and $14, respectively, resulting in a net (loss) gain of $(2) and $10, respectively.

During the year ended December 31, 2011, we capitalized software of $688 (included in Software above). No development costs for software to be sold externally were capitalized in 2010. As of December 31, 2011, we have not yet recorded amortization for developed software because it is not ready for its intended use. The net book value of internally developed software was $688.

(i) Foreign Currency Remeasurement and Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America denominated in other currencies are remeasured into U.S. dollars using period-end exchange rates. Revenue and expense accounts are remeasured at the monthly average rates in effect during the periods. The effects of the remeasurement of the balances of our Israel subsidiary and of expenses incurred in India are included as gains (losses) and reported as other income in the statement of operations.

Transaction gain (loss) for the years ended December 31, 2011 and 2010 were not material.

(j) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. We do not have any off-balance sheet risks as of December 31, 2011 or 2010. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable. At December 31, 2010, no customer accounted for 10% or more of our accounts receivable. For the year ended December 31, 2011, one customer accounted for 20% of our revenue. For the year ended December 31, 2010, no single customer accounted for 10% or greater of the revenue.

(k) Goodwill and Other Intangible Assets

Goodwill

Goodwill resulted from the acquisition of Alaras Corporation in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,297 for each of the years ending December 31, 2011 and 2010, respectively. The only change to goodwill for the year ended December 31, 2010 was for the addition of goodwill of $2,799 related to the acquisition of certain assets of Press-Sense in 2010 (Note 5).

Goodwill is not amortized, but is required to be reviewed annually for impairment in the fourth quarter, or more frequently if impairment indicators arise. MSDH has determined that it has one reporting unit for purposes of goodwill assessment and thus goodwill is tested for impairment based upon an enterprise wide valuation. The Separation event was considered a triggering event, and therefore goodwill was also assessed at December 31, 2011. MSDH has not recorded any impairment charges related to goodwill to date.

Other Intangible Assets

The carrying amounts of other intangible assets were $3,071 and $3,463 as of December 31, 2011 and 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. MSDH amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years.

We review our long-lived assets (which include finite lived intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. We believe that, as of December 31, 2011, none of our long-lived assets were impaired.

The components of MSDH’s other intangible assets are as follows:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,221	$(315)	$1,906
Technology-based	1,780	(616)	1,164

Total	$4,001	$(931)	$3,070

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,217	$(120)	$2,097
Technology-based	1,769	(403)	1,366

Total	$3,986	$(523)	$3,463

Amortization expenses for marketing-related intangible assets included in marketing and selling expense were $192 and $112 for the years ended December 31, 2011 and 2010, respectively. Amortization expenses for technology-related intangible assets included as cost of revenue was $189 and $110 for the years ended December 31, 2011 and 2010, respectively. Amortization expenses for intangible assets included as general and administrative expense was $27 and $24 for the years ended December 31, 2011 and 2010, respectively. Estimated amortization as of December 31, 2011 for succeeding years is as follows:

Estimated Amortization Expense:
2012	$388
2013	383
2014	383
2015	381
2016	379
Thereafter	1,156

Total	$3,070

(l) Software Development Costs

We incur costs to develop computer software to be licensed or otherwise marketed to customers. Research and development costs are expensed as incurred, except for costs of internally developed or externally purchased software that qualify for capitalization. Development costs for software to be sold externally incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and, upon general release, are amortized over the expected life of the related products.

(m) Income Taxes

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a subsidiary within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation.

The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various state jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. Management establishes reserves when it is deemed more likely than not the Company will not realize the full tax benefit of the position. The Company periodically adjusts these reserves in light of changing facts and circumstances.

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which the Company has already recorded the tax benefit in the financial statements. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which payment has been deferred or expense for which the Company have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

The Company accounts for income taxes in accordance with FASB guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This FASB guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

(n) Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for MSDH on January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on MSDH’s consolidated financial statements.

In September 2011, the Financial Accounting Standards Board issued guidance which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. MSDH does not expect the new guidance to have a material effect on its consolidated financial statements.

(3) Loss Per Share:

MSDH had 5 authorized shares of common stock, par value $0.001 per share at the date of incorporation. On November 10, 2011, the Company amended its authorized shares to be 30,500 shares of common stock, par value of $0.01 and 10,000 shares of preferred stock, par value $0.01 per share. On March 19, 2012, MSDH issued 10,751,609 shares of MSDH stock on a one for one basis to holders of Bitstream stock.

Basic net loss per share of MSDH is determined by dividing the net loss of MSDH by Bitstream’s historical weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share do not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered antidilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for years ended December 31, 2011 and 2010.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 306 and 603 for the years ended December 31, 2011 and 2010, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were unvested restricted share awards and options outstanding to purchase 369 and 511 shares for the years ended December 31, 2011 and 2010, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of Bitstream’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

Income Taxes

MSDH’s operating results have been included in Bitstream’s consolidated U.S. federal and state income tax returns, as well as included in Bitstream’s tax filings for non-U.S. jurisdictions. The Company’s non-U.S. operations have primarily been conducted within Bitstream’s non-U.S. subsidiaries which share operations with Bitstream’s other businesses. For purposes of the Company’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The Company’s contribution to Bitstream’s tax losses and tax credits on a separate return basis has been included in these financial statements. The Company’s separate return basis tax loss will not reflect the tax positions taken or to be taken by Bitstream. In many cases tax losses and tax credits generated by the Company have been available for use by Bitstream and will largely remain with Bitstream post-Separation.

Components of earnings (loss) before income taxes are as follows:

	Years Ended December 31,
	2011	2010
Foreign income (loss)	$417	$30
Domestic loss	(8,667)	(7,123)

Total pretax loss	$(8,250)	$(7,093)

The deferred tax assets and related valuation allowances in these consolidated financial statements have also been determined on a separate return basis separate from Bitstream. The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. As the Company continues to incur cumulative taxable losses in the United States, the Company recorded a $19,100 million valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 34% and income tax expense (benefit) are as follows:

	Years Ended December 31,
	2011	2010
U.S. Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	2.6	3.8
Foreign taxes	(2.7)	—
Domestic net operating loss carryforwards and change in valuation allowance	(32.6)	(38.2)
Federal and state research and development credits	1.2	1.7
Incentive stock option expense	(0.5)	(1.3)
Other	(0.2)	—

Expense (benefit) for income taxes	1.8%	—%

The current provision for income taxes consisted of foreign taxes related to operations in Israel. The deferred provision related to the amortization of goodwill.

	Years Ended December 31,
	2011	2010
Current:
Foreign expense	89	—

Deferred
U.S. expense	73	—

Significant components of deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
	2011	2010
Net operating loss carryforwards	$18,061	$14,793
Tax credit carryforwards	995	1,157
Other temporary differences	198	310

Gross deferred tax asset	19,254	16,260
Valuation allowance	(19,254)	(16,260)

Net deferred tax asset	$—	$—

Goodwill	$(115)	$(41)

Net deferred tax liabilities	$(115)	$(41)

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a subsidiary within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation.

On a separate return basis, the Company’s gross deferred tax assets were $19,300 and $16,300 at December 31, 2011 and 2010, respectively. Deferred tax assets, net of valuation allowances, were $0 and $0 at December 31, 2011 and 2010, respectively. Gross deferred tax liabilities were $115 and $41 at December 31, 2011 and 2010, respectively. The U.S. tax loss and credit carry forwards are comprised of federal and state tax loss carry forwards, state tax credits and general business tax credit carry forwards.

The Company’s unrecognized tax benefits have been determined on a separate return basis.

The Company’s U.S. operations are included in Bitstream’s U.S. Federal consolidated income tax returns which may be examined by the Internal Revenue Service (“IRS”).

We have made an indefinite reinvestment of earnings in our foreign subsidiary, Bitstream Israel Ltd. Therefore, we do not provide for U.S. income taxes applicable to the undistributed earnings of Bitstream Israel Ltd.

The Company and Bitstream have entered into a tax indemnity agreement (the “Tax Indemnity Agreement”) pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution.

Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $19,800 as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards.

There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of Distribution, either because the value of the MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

(5) Acquisition:

On June 3, 2010, Bitstream completed the acquisition of certain of the assets of Press-Sense Ltd. (“Press-Sense”) pursuant to terms of a Purchase and Sale Agreement dated May 31, 2010 by and among Bitstream, Bitstream Israel Ltd., a wholly-owned subsidiary of MSDH organized under the Laws of the State of Israel, and the court appointed Special Manager of Press-Sense Ltd., an Israeli company in temporary liquidation under the supervision of the District Court of Haifa. Press-Sense developed and marketed Business Flow Automation products for the print industry.

The purchase price of $6,528, including $28 of VAT, was paid in cash. Assets purchased include all Press-Sense software and know-how and related intellectual property rights (both source code and object code), certain fixed and tangible assets, and all trademarks, transferable licenses and customer data. No liabilities were acquired in the transaction.

The results of operations of the Press-Sense assets have been included in the consolidated financial statements of MSDH since June 3, 2010. MSDH recorded revenue of $305 related to Press-sense for the period from June 3, 2010, the acquisition date, through December 31, 2010.

The acquisition was accounted for using the purchase method of accounting in accordance with appropriate standards. The following table summarizes the allocation of the purchase price of $6,528:

Total consideration—cash paid	$6,528

Allocation of the purchase consideration
VAT tax receivable	$28
Accounts receivable	11
Fixed assets	80
Identifiable intangible assets	3,610
Goodwill	2,799

Total assets acquired	$6,528

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from synergies related to the integration of Press-Sense assets acquired with the Pageflex automated marketing communication and print production software. Goodwill from the acquisition of Press-Sense Ltd. assets is included within MSDH’s one reporting unit and is included in MSDH’s enterprise-level annual review for impairment. Goodwill is deductible for tax purposes.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Useful life (Years)
Developed product technology	$1,410	7.5
Customer relationships	2,200	11.5

Total	$3,610

The following table presents the pro forma (unaudited) results of the historical consolidated statements of operations of MSDH and Press-Sense Ltd. for the year ended December 31, 2010, giving effect to the merger as if it occurred on January 1, 2009:

2010 (Unaudited)
Pro forma revenue	$8,461
Pro forma net loss	$(8,606)
Pro forma loss per share:
Basic	$(0.90)
Pro forma shares outstanding (historical Bitstream):
Basic and Diluted	9,563

The (unaudited) pro forma net loss and loss per share for each period presented primarily includes adjustments for revenue, amortization of intangibles, depreciation, interest income, and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

(6) Fair Value Measurements:

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Under authoritative guidance fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

This guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company holds a certificate of deposit of which $191 was classified as other long term assets on the balance sheet as of December 31, 2011 and 2010, relating to the Marlborough, MA office lease. Certificates of Deposit are carried at cost which approximates fair value and are classified within Level 2 of the fair value hierarchy.

(7) Commitments and Contingencies:

Lease commitments of MSDH

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In January 2011 Bitstream Israel Ltd., a wholly-owned subsidiary of MSDH, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our Balance Sheet.

The future minimum annual lease payments under our leased facilities and equipment as of December 31, 2011, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2012	$657
2013	671
2014	556
2015	570
2016	578
Thereafter	1,604

Total	$4,636

The net rent expense charged to operations for the years ended December 31, 2011 and 2010 was approximately $510 and $440, respectively.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our Consolidated Statements of Operations, was approximately $86 and $95 for the years ended December 31, 2011 and 2010, respectively.

Guarantees

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated liquidity of these agreements is minimal.

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of the balance sheet date presented, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(8) Stock-based Compensation Plans and Stock-based Compensation Expense:

(a) General

The stock option plan activities disclosed represent options granted to employees specifically assigned to MSDH, excluding those held by executives or other general shared personnel under the Bitstream Inc. stock option plans. We account for stock-based compensation in accordance with authoritative guidance. Under the fair value recognition provisions of this guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Historically, Bitstream granted options and restricted stock from its 2006 Bitstream Incentive Compensation Plan and 2000 Stock Incentive Plan (collectively, the “Bitstream Plans”). The Plans authorized grants of restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these Plans are exercisable at such price as shall be determined by Bitstream’s Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value and expire no later than 10 years from the date of grant. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service.

On March 8, 2012, each outstanding option to purchase a share of Bitstream common stock (the “Bitstream Options”) was divided into (i) one option to purchase a share of Bitstream common stock (each an “Adjusted Bitstream Option”) and (ii) one option to purchase a share of MSDH common stock (each a “New MSDH Option”). Each New MSDH Option was issued under the MSDH Incentive Compensation Plan, but shall otherwise be subject to the same terms and conditions as the Bitstream Option from which it was derived, except that the exercise price of such New MSDH Option was adjusted as described below. In addition, the vesting of all New MSDH Options was accelerated upon completion of the Bitstream Merger in accordance with the provisions of the Bitstream and MSDH equity compensation plans, as applicable. Each New MSDH Option was adjusted to the product of the original exercise price of such Bitstream Option multiplied by a fraction the numerator of which is the estimated enterprise value of MSDH and the denominator of which is the sum of the total consideration in the Bitstream Merger and the estimated enterprise value of MSDH.

The exercise price of the Adjusted Bitstream Options and the New MSDH Options was determined by allocating the exercise price of the original Bitstream Option between the two new options in proportion to the relative value per share of the stock of the two companies. For this purpose, the value of Bitstream stock was determined by the price to be paid for each share of Bitstream common stock in the Bitstream Merger, and the value of MSDH stock was based on the estimated enterprise value of MSDH, which was approximately $1.73 per share. The price paid to Bitstream shareholders in the Bitstream Merger was approximately $4.362 per share. Based on these numbers, an existing Bitstream Option with an exercise price of $4.45 per share would have been divided into an Adjusted Bitstream Option and a New MSDH Option, and the exercise price of $4.45 per share would have been allocated between the Adjusted Bitstream Option and the New MSDH Option as follows:

Adjusted Bitstream Option Exercise Price	Bitstream Value x Original Exercise Price = Bitstream Value + MSDH Value	$ $	4.362 x $4.45 4.362 + $1.73	=	$3.19

New MSDH Option Exercise Price	MSDH Value x Original Exercise Price = Bitstream Value + MSDH Value	$ $	1.73 x $4.45 4.362 + $1.73	=	$1.26

Accordingly, on March 8, 2012, 651 fully vested New MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options.

(b) Stock-based Compensation Expense

We currently estimate the fair value of Bitstream stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield, which are all based on the historical information of Bitstream. The expected term of options granted was estimated by calculating the average term from our historical stock option exercise experience. Estimated volatility of our common stock was based on Bitstream’s historical volatility. The risk-free interest rate used in the option pricing model is based on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options. Bitstream did not anticipate paying any cash dividends in the foreseeable future and therefore the expected dividend yield was zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data for Bitstream was used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. No options were granted during the year ended December 31, 2011.

The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Risk-free interest rates	—	2.0%
Expected dividend yield	—	None
Expected term	—	6.6 Years
Expected volatility	—	65.0%

All restricted stock awarded prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awarded subsequent to January 1, 2010 vest in 20 equal quarterly installments on each quarterly anniversary from date of award over a five year period. Restricted stock awards were valued using the market price of Bitstream’s stock on the day of grant.

Our results for the years ended December 31, 2011 and 2010 include $385 and $554, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense for options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel. The following table presents stock-based compensation expense included in our consolidated statement of operations by category:

	Years Ended December 31,
	2011	2010
Cost of revenue—software licenses	$0	$2
Cost of revenue—services	14	24
Marketing and selling	21	19
Research and development	192	236
General and administrative	158	273

Share-based compensation expense	$385	$554

(c) Stock-based Compensation Plans

Stock Options:

Stock option activities under the Bitstream, Inc. stock option plans for the employees specifically assigned to MSDH, excluding those held by executives or other general shared personnel for years ended December 31, 2011 and 2010 are as follows:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2010	387	$5.31	5.97	$3.83

Exercised	(12)	3.29		2.54
Canceled	(57)	4.53		3.84
Forfeited	(16)	6.92		4.44

Outstanding, December 31, 2011	301 *	$5.46	5.65	$3.84

Exercisable, December 31, 2011	239 *	$5.22	5.03	$3.59

*	All unvested options became fully vested upon the completion of the Bitstream Merger.

The number and weighted average grant date fair value of options vested years ended December 31, 2011 and 2010 were 48 and $4.54 and 57 and $4.42, respectively.

The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2011 related to non-vested awards was $254 which will be recognized over a weighted-average period of 1.55 years. The weighted average remaining contractual life for options exercisable at December 31, 2011 is 8.43 years.

The intrinsic value is the difference between the market value of the shares based on the price of Bitstream common stock and the exercise price of the award as of the measurement date. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than the market value of Bitstream common stock. The aggregate intrinsic value of outstanding options and restricted stock as of December 31, 2011 was $490 of which $298 related to exercisable options. The intrinsic value of options exercised in the years ended December 31, 2011 and 2010 were $26 and $236, respectively. The intrinsic value of options that vested during the years ended December 31, 2011 and 2010 was $26 and $69, respectively.

Restricted Stock

Restricted stock activities under the Bitstream, Inc. plan for the employees specifically assigned to MSDH, excluding those held by executives and other general shared personnel for the years ended December 31, 2011 and 2010 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2009	24	$6.33

Vested due to length of service requirement being met	(7)	6.58
Granted	10	6.95

Nonvested, December 31, 2010	27	$6.49

Vested due to length of service requirement being met	(8)	6.65
Granted	12	5.53

Nonvested, December 31, 2011	31 *	$6.08

*	All unvested restricted stock became fully vested upon the completion of the Bitstream Merger and holders of restricted stock received the same per share consideration of approximately $4.362 per share as all other holders of common stock as of the completion of the Bitstream Merger on March 19, 2012.

The intrinsic value of restricted share awards that vested due to length of service requirements being met in each of the years ended December 31, 2011 and 2010 was $45, respectively. At December 31, 2011, there were 31 shares of unvested restricted stock outstanding with a weighted average intrinsic value of $182.

No restricted stock was cancelled or forfeited during years ended December 31, 2011 and 2010.

(9) Employee Benefit Plan:

The employees of MSDH participate in the Bitstream employee benefit plan under Section 401(k) of the Internal Revenue Code. The Bitstream plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, Bitstream was allowed, but not obligated, to match a portion of the employees’ contributions up to a defined maximum. MSDH recorded $131 and $120, for the years ended December 31, 2011 and 2010, respectively, for matching contributions made on behalf of those employees specifically assigned to MSDH as well as an allocation for executives and other shared general and administrative employees. Subsequently, effective March 14, 2012, the Bitstream employee benefit plan was amended with MSDH as the new plan sponsor.

(10) Geographical Reporting:

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2011 and 2010 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2011	2010
*Revenue:
United States	$6,439	$4,903
Germany	487	151
United Kingdom (UK)	316	363
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	752	423
Other (includes Canada)	483	484
Asia	165	10

Total revenue	$8,642	$6,334

Total foreign revenue	$2,203	$1,431

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods.

Long-lived tangible assets, net of accumulated depreciation and amortization, by geographic area are as follows:

	December 31, 2011	December 31, 2010
United States	$1,193	$591
Israel	108	43
India	54	—

Total	$1,355	$634

(11) Valuation and qualifying accounts:

Allowance for bad debts:	Balance at Beginning of Period	Provision (Benefit) Recorded in Statement of Operations	Accounts Recovered (Written Off)	Balance at End of Period
December 31, 2011	$12	$18	$(6)	$24
December 31, 2010	$157	$(8)	$(137)	$12

(12) Subsequent Events:

On January 25, 2012, the Board of Directors of MSDH, and the Board of Directors of Bitstream acting in its capacity as sole stockholder of MSDH, adopted the MSDH Incentive Compensation Plan (the “Plan”) under which 1,724 shares of MSDH common stock were authorized for issuance under the Plan. The Plan provides for the grant of awards in the form of options (which may be incentive stock options or non-qualified options), stock appreciation rights, restricted stock and restricted stock units, stock granted as a bonus or in lieu of another award, other stock-based awards, performance awards or annual incentive awards. The maximum number of shares of stock with respect to which awards can be granted will be 1,073 shares, plus the number of shares subject to the New MSDH Options, subject to adjustment as provided in the Plan to reflect the effect of mergers, recapitalizations, stock splits and reverse splits, extraordinary dividends, and similar transactions. On March 8, 2012, in connection with the Bitstream Merger Agreement, each outstanding option to purchase a share of Bitstream common stock (the “Bitstream Options”) was divided into (i) one option to purchase a share of Bitstream common stock (each an “Adjusted Bitstream Option”) and (ii) one option to purchase a share of MSDH common stock (each a “New MSDH Option”). Accordingly, 651 fully vested New MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options.

On February 22, 2012, Bitstream completed the assignment to MSDH of its lease at the companies’ headquarters in Marlborough, Massachusetts. In connection with the assignment, MSDH was required to replace the original $130 Bitstream security deposit with a $260 security deposit secured by a letter of credit that is guaranteed through October 31, 2019, which MSDH collateralized with a certificate of deposit.

On March 14, 2012, Bitstream completed the Distribution, thereby resulting in MSDH becoming a separate, stand-alone public company. In connection with the completion of the Distribution and pursuant to the terms of the Distribution Agreement, Bitstream contributed approximately $6,000 to MSDH.

On March 19, 2012, Bitstream completed the Bitstream Merger and was delisted from the NASDAQ Capital Market. In March 29, 2012, Bitstream filed a Form 15 with the Securities and Exchange Commission deregistering its common stock under the Securities Exchange Act of 1934, as amended.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger by and between Bitstream Inc., Monotype Imaging Holdings Inc. and Bitstream Acquisition Corp. dated November 10, 2011 (filed as Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-177915, of Marlborough Software Development Holdings Company Inc. (the “Company”) as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.2	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

4.1	Specimen common stock certificate of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.1	Contribution Agreement by and between Bitstream Inc. and the Company dated November 10, 2011 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.2	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to Pageflex (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.3	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to BOLT (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.4	Distribution Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.5	Tax Indemnity Agreement by and between Bitstream Inc. and Monotype (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.6	Transition Services Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.7	Marlborough Software Development Holdings Inc. Incentive Compensation Plan (filed as Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.8	Lease between Normandy Nickerson Road, LLC. and Bitstream Inc. date June 22, 2009 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 3, 2012 and incorporated herein by reference).

10.9*	Assignment and Assumption of Lease dated February 22, 2012 by and between Bitstream Inc. and the Company.

EXHIBIT NO.	DESCRIPTION
10.10*	Consent to Assignment and Assumption of Lease dated March 5, 2012 by and between Bitstream Inc., the Company and Normandy Nickerson Road, LLC.

10.11	Sale and Purchase Agreement (“SPA”) between Press-Sense Ltd. (in Temporary liquidation), a company incorporated under the laws of the State of Israel, through its special managers, Paz Rimer, Adv. and/or Assaf Alon, Adv., with offices at 11 Galgalei Haplada st. Hertzliya and/or Hads 5, Or Akiva, Israel, and Bitstream Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.12	Lease between Paz-Gal Transport for Industry Ltd. and Bitstream Israel Ltd. dated January 23, 2011 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.13	Agreement dated June 22, 2011 by and between Bitstream Inc. and Net-Translators LLC (filed as Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.14	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and James P. Dore (filed as Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

10.15	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Costas Kitsos (filed as Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

10.16*	Letter Agreement, dated March 28, 2012, by and between Marlborough Software Development Holdings Inc. and James P. Dore.

10.17*	Letter Agreement, dated March 14, 2012, by and between Marlborough Software Development Holdings Inc. and Costas Kitsos.

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited carve-out financial statements of Press-Sense Ltd (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

99.2	Unaudited pro forma combined financial statements (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

*	Filed herewith