Form 10-Q
period 2012-03-31
Marlborough Software Development Holdings Inc.
filed 2012-05-15
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-54620

Marlborough Software Development Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3751691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Nickerson Road, Marlborough, MA 01752-4695

(Address of principal executive offices)

Registrant’s telephone number, including area code: (617) 520-8400

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 8, 2012, there were 10,751,609 shares of Common Stock, par value $0.01 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$5,558	$551
Accounts receivable, net of allowance of $20 and $24 at March 31, 2012 and December 31, 2011, respectively	473	628
Prepaid expenses and other current assets	821	394

Total current assets	6,852	1,573

Property and equipment, net	1,412	1,355
Other	423	238
Goodwill	3,297	3,297
Intangible assets, net	2,971	3,070

Total assets	$14,955	$9,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$446	$169
Accrued payroll and other compensation	856	775
Other accrued expenses	539	388
Short-term deferred revenue	2,223	2,200

Total current liabilities	4,064	3,532

Long-term deferred revenue	559	526

Long-term deferred rent	498	506

Total liabilities	5,121	4,564

Commitments and contingencies (Note 13)
Stockholders’ equity:

Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 30,500 shares authorized as of March 31, 2012; 10,752 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	108	—
Additional paid-in capital	60,869	1,305
Accumulated deficit	(51,143)	(44,880)
Owner’s net investment, prior to Separation	—	48,544

Total stockholders’ equity	9,834	4,969

Total liabilities and stockholders’ equity	$14,955	$9,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Software licenses	$416	$763
Services	1,352	1,499

Total revenue	1,768	2,262

Cost of revenue:
Software licenses	202	176
Services	524	460

Total cost of revenue	726	636

Gross profit	1,042	1,626

Operating expenses:
Marketing and selling	1,067	877
Research and development	1,885	1,801
General and administrative	1,232	751

Total operating expenses	4,184	3,429

Operating loss	(3,142)	(1,803)
Interest and other (expense) income, net	(26)	6

Loss before provision for income taxes	(3,168)	(1,797)

Provision for income taxes	52	23

Net loss	$(3,220)	$(1,820)

Basic and diluted net loss per share	$(0.30)	$(0.17)

Basic and diluted weighted average shares outstanding	10,752	10,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Common stock		Additional paid-in capital	Accumulated deficit	Owner’s Net Investment, Prior to Separation	Total stockholders’ equity
	Number of shares	$ Amount
December 31, 2011, balance	—	$—	$1,305	$(44,880)	$48,544	$4,969
Capital contributions from former Parent	—	—	—	—	9,005	9,005
Separation-related adjustments	—	—	(1,305)	(3,043)	3,428	(920)
Reclassification of owner’s net investment to common stock and additional paid-in capital in connection with the Separation	10,752	108	60,869	—	(60,977)	—
Net loss	—	—	—	(3,220)	—	(3,220)

March 31, 2012, balance (Unaudited)	10,752	$108	$60,869	$(51,143)	$—	$9,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,220)	$(1,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	136
Depreciation and amortization	71	44
Net loss on disposal of property and equipment	2	—
Amortization of intangible assets	99	102
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	143	(45)
Prepaid expenses and other current assets	(208)	(6)
Accounts payable	(258)	145
Accrued payroll and other compensation	(65)	23
Other accrued expenses	(316)	33
Deferred revenue (long and short-term)	55	72
Deferred rent (long and short-term)	(8)	(6)

Net cash used in operating activities	(3,705)	(1,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(223)	(28)
Increase in restricted cash	(70)	(54)
Additions to intangible assets	—	(4)

Net cash used in investing activities	(293)	(86)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions from former Parent	9,005	1,265

Net cash provided by financing activities	9,005	1,265

Net increase (decrease) in Cash	5,007	(143)
Cash, beginning of period	551	601

Cash, end of period	$5,558	$458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per-share amounts)

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation. All references to “Bitstream” or “Parent” refer to Bitstream Inc., our former parent. Except as otherwise noted, all reported dollar amounts are in thousands.

(1) Background and Nature of Operations:

MSDH was formed on July 18, 2011 in conjunction with our former Parent’s planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”), pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011. On January 1, 2012, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from, or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies.

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of March 31, 2012 has an accumulated deficit of approximately $51,143.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Separation from Bitstream Inc. has disrupted and may continue to disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations and, for its liquidity, has relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent.

MSDH had a cash balance of $5,558 as of March 31, 2012. Management believes that this cash will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

(2) Basis of Presentation and Allocation Methodologies

The accompanying unaudited condensed consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements prior to January 1, 2012 represent the assets, liabilities and operations relating to the two product lines of Bitstream that were contributed to MSDH. Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The balance sheet information as of December 31, 2011 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012. The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the three months ended March 31, 2012 may not necessarily be indicative of the results to be expected for other interim periods and the year ending December 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

The Company evaluated subsequent events through May 15, 2012 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that there was no such event.

On March 14, 2012, as a wholly-owned subsidiary of the Parent, the Company completed its Separation from the Parent whereby each owner of Bitstream Class A Common Stock received a distribution of one share of MSDH Common Stock for each share of Bitstream Class A Common Stock that they owned as of the close of trading on March 8, 2012. On January 1, 2012, MSDH recorded a contribution adjustment of $(920) for the contribution of non-cash accounts comprised of various asset classifications of $231, various liability classifications of $(1,222) and equity related accounts of $71. The Company also recorded a cash contribution adjustment of $6,346 on January 1, 2012. Total capital contributions from the Parent during the first quarter of 2012 totaled $9,005, inclusive of the contribution adjustment of $6,346.

The financial statements of MSDH have been partially derived from the financial statements of Bitstream Inc. utilizing the following methodologies:

The December 31, 2011 MSDH balance sheet reflects the financial position of MSDH as if it had been a separate entity. Only those assets and liabilities, which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the United States, have been attributed and included in the balance sheet of MSDH. The March 31, 2012 MSDH balance sheet reflects the actual assets, liabilities, and equity of MSDH after the completion of the Separation and Distribution.

The historical MSDH statements of operations for the three months ended March 31, 2011 reflect revenue directly attributed to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily attributed to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated. Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as headcount and product revenue. Bitstream charged MSDH a fee for assets used by both companies, approximating fair value based upon relative usage of these assets, for the three months ended March 31, 2011. The fee is netted with the expenses of MSDH in the consolidated statements of operations and was not material for the three months ended March 31, 2011.

Effective with the Separation on January 1, 2012 a management fee agreement between MSDH and Bitstream was executed, providing for the chargeback of certain costs incurred from January 1, 2012 through March 19, 2012, the effective date of the Bitstream Merger. These costs included all Separation, Distribution, and Merger costs directly associated with the transactions which amounted to $2,254, as well as a percentage ranging from 30% to 50% of general and administrative and manufacturing costs. The costs invoiced to Bitstream per this agreement are consistent with the allocation methodologies utilized for the 2011 consolidated financial statements.

The following table presents the allocable expense amounts allocated to the Company’s former Parent:

	Three months ended March 31,
Category	2012	2011
Cost of revenue	$11	$29
Marketing and selling	—	12
General and administrative	807	488
Interest and other (income) expense, net	—	(18)
Income Taxes	—	31

Total	$818	$542

There is significant judgment in determining the allocation of income, expense, and attribution of assets and liabilities. Management believes that the methodologies used in the allocation are reasonable.

(3) Relationship with our Former Parent

In connection with the Separation, we entered into a series of agreements, in addition to the Contribution and Distribution Agreements, with our former Parent. These agreements include a tax indemnification agreement and intellectual property assignment and license agreements with our former Parent, as well as a transition services agreement with Monotype. The net expense to MSDH related to these agreements was not material for the three months ended March 31, 2012.

(4) Disclosures about Segments of an Enterprise

We conduct our operations in one business segment with two major product lines: mobile browsing and messaging technology, and automated marketing communication and print production technology.

(5) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. We do not have any off-balance sheet risks as of March 31, 2012 or December 31, 2011. At March 31, 2012, four customers accounted for 34%, 16%, 13%, and 12% of our accounts receivable, respectively. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable, respectively. For the three months ended March 31, 2012, one customer accounted for 19% of our revenue. For the three months ended March 31, 2011, one customer accounted for 25% of our revenue.

(6) Foreign Currency Remeasurement and Transactions

The functional currency for the Company’s foreign subsidiary is the U.S. Dollar. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America denominated in other currencies are remeasured into U.S. dollars using period-end and historical exchange rates. Revenue and expense accounts are remeasured at the monthly average rates in effect during the period. The effects of the remeasurement of the balances of our Israeli subsidiary are included as gains (losses) and reported as Interest and other income, net in the condensed consolidated statements of operations.

Transaction losses for the three months ended March 31, 2012 and 2011 amounted to $26 and $9, respectively.

(7) Recently Issued Accounting Standards

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.

(8) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Computer Equipment	$1,593	$1,878
Software	1,188	1,110
Furniture and fixtures	459	560
Leasehold improvements	156	161

	3,396	3,709

Less — Accumulated depreciation and amortization	1,984	2,354

Property and equipment, net	$1,412	$1,355

Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer Equipment	3 Years
Software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the three months ended March 31, 2012 and 2011 was $71 and $44, respectively.

During the three months ended March 31, 2012 and 2011, we disposed of $547 and $21, respectively, of property and equipment with accumulated depreciation of $545 and $21, respectively, resulting in a net (loss) gain of $(2) and $0, respectively.

During the three months ended March 31, 2012 and 2011, we capitalized software of $141 and $0, respectively (included in Software above). As of March 31, 2012, we have not yet recorded amortization for developed software because it is not ready for its intended use. The net book value of internally developed software at March 31, 2012 and 2011 was $829 and $0, respectively.

(9) Loss Per Share:

MSDH had 5 authorized shares of common stock, par value $0.01 per share, at the date of incorporation. On November 10, 2011, the Company amended its authorized shares to be 30,500 shares of common stock, par value of $0.01 per share and 10 shares of preferred stock, par value $0.01 per share. On March 14, 2012, MSDH issued 10,752 shares of MSDH stock in a pro rata dividend distribution by Bitstream to its stockholders on a one for one basis.

The computation of basic loss per share for all periods through December 31, 2011, is calculated using the number of shares of MSDH common stock outstanding on March 14, 2012, the Distribution date. No measure of diluted loss per common share is presented for those periods since there were no actual shares outstanding prior to Distribution.

Basic net loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. Basic loss per common share for all periods through the March 14, 2012 distribution date is calculated using the number of shares of MSDH common stock outstanding on March 14, 2012, following the Distribution. Diluted earnings per share do not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered antidilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for the three months ended March 31, 2012 and 2011.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 92 and 0 for the three months ended March 31, 2012 and 2011, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were unvested restricted share awards and options outstanding to purchase 374 and 0 shares for the three months ended March 31, 2012 and 2011, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(10) Income Taxes:

Presentation

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

For purposes of the Company’s historical financial statements prior to the completion of the Separation, income tax expense and deferred income tax balances were recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from the former Parent. Post Bitstream Merger income tax expense and deferred income tax balances are recorded in accordance with the Company’s stand-alone income tax positions.

MSDH’s operating results have been included in Bitstream’s consolidated U.S. federal and state income tax returns, as well as included in Bitstream’s tax filings for non-U.S. jurisdictions. The Company’s non-U.S. operations have primarily been conducted within Bitstream’s non-U.S. subsidiaries which share operations with Bitstream’s other businesses. For purposes of the Company’s unaudited condensed consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The Company’s contribution to Bitstream’s tax losses and tax credits on a separate return basis has been included in these condensed consolidated financial statements. The Company’s separate return basis tax loss will not reflect the tax positions taken or to be taken by Bitstream. In many cases tax losses and tax credits generated by the Company have been available for use by Bitstream and will largely remain with Bitstream after the completion of the Separation.

As the Company continues to incur cumulative taxable losses in the United States, the Company recorded a full valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences.

Components of earnings (loss) before income taxes are as follows:

	Three Months Ended March 31,
	2012	2011
Foreign income	$102	$39
Domestic loss	(3,270)	(1,836)

Loss before provision for income taxes	$(3,168)	$(1,797)

We have made an indefinite reinvestment of earnings in our foreign Israeli subsidiary and therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at March 31, 2012 was $137.

(11) Goodwill and Other Intangible Assets

Goodwill

Goodwill resulted from the acquisition of Alaras Corporation in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,297 at March 31, 2012 and December 31, 2011.

Goodwill is not amortized, but is required to be reviewed annually for impairment in the fourth quarter, or more frequently if impairment indicators arise. MSDH has determined that it has one reporting unit for purposes of goodwill assessment and thus goodwill is tested for impairment based upon an enterprise-wide valuation. The Separation event was considered a triggering event, and therefore goodwill was also assessed at December 31, 2011. MSDH has not recorded any impairment charges related to goodwill to date.

Effective January 1, 2012, the Company adopted new guidance that simplifies the goodwill impairment test. The amendment permits the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. Adoption of the new guidance did not have an effect on the Company’s consolidated financial statements.

Other Intangible Assets

The carrying amounts of other intangible assets were $2,971 and $3,070 as of March 31, 2012 and December 31, 2011, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. MSDH amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life is 9 years.

We review our long-lived assets (which include finite lived intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. We believe that, as of March 31, 2012, none of our long-lived assets were impaired.

The components of MSDH’s other intangible assets are as follows:

	$0000000,000	$0000000,000	$0000000,000
	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,221	$(363)	$1,858
Technology-based	1,780	(667)	1,113

Total	$4,001	$(1,030)	$2,971

	$0000000,000	$0000000,000	$0000000,000
	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,221	$(315)	$1,906
Technology-based	1,780	(616)	1,164

Total	$4,001	$(931)	$3,070

Amortization expenses for marketing-related intangible assets included in marketing and selling expense were $47 and $48 for the three month periods ended March 31, 2012 and 2011, respectively. Amortization expenses for technology-related intangible assets included as cost of revenue was $46 and $47 for the three month periods ended March 31, 2012 and 2011, respectively. Amortization expenses for intangible assets included as general and administrative expense was $6 and $7 for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization as of March 31, 2012 for succeeding years is as follows:

Estimated Amortization Expense:
2012, remaining	$301
2013	397
2014	393
2015	384
2016	379
Thereafter	1,117

Total	$2,971

(12) Fair Value Measurements:

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Under authoritative guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

The Company holds a certificate of deposit of which $320 and $136 was classified as other long term assets on the balance sheet as of March 31, 2012 and December 31, 2011, respectively, relating primarily to the Marlborough, MA office lease. Certificates of Deposit are carried at cost which approximates fair value and are classified within Level 2 of the fair value hierarchy.

(13) Commitments and Contingencies:

Lease commitments of MSDH

We conduct our operations in leased facilities. In June 2009, our former Parent entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. Effective with the Separation, this lease was assigned from our former Parent to us. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136, which was increased to $260 in conjunction with its assignment to MSDH in March 2012, to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our condensed consolidated balance sheets.

In January 2011 our wholly-owned Israeli subsidiary entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our condensed consolidated balance sheets.

The future minimum annual lease payments under our leased facilities and equipment as of March 31, 2012, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2012, remaining	$525
2013	671
2014	556
2015	570
2016	578
Thereafter	1,604

Total	$4,504

The net rent expense charged to operations for the three months ended March 31, 2012 and 2011 was approximately $154 and $125, respectively.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our condensed consolidated statements of operations, was approximately $17 and $26 for the three months ended March 31, 2012 and 2011, respectively.

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of the condensed consolidated balance sheet date presented, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

Tax Indemnity Agreement

The Company and Bitstream have entered into a tax indemnity agreement (the “Tax Indemnity Agreement”) pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution. Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon an appraisal of MSDH that we obtained for tax purposes of approximately $19,800, as well as, our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards.

There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of the Distribution, either because the value of MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

(14) Stock-based Compensation Plans and Stock-based Compensation Expense:

(a) General

Effective January 25, 2012, we adopted the MSDH Stock Option Plan. Upon Separation, all outstanding former Parent stock options awards for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the former Parent stock-based compensation awards. The vesting of all outstanding options was accelerated and restrictions from restricted stock awards were removed as part of the Separation and Merger of the former Parent and thus no unrecognized compensation expense existed for the replaced awards. Accordingly, on March 8, 2012, 651 fully vested new MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options. During the three months ended March 31, 2012, the Company did not grant any stock-based compensation awards to employees or non-employee directors under the Company’s incentive plan. Each stock option granted will have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant. The awards will generally have a contractual life of ten years and will generally vest over four to ten years.

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

(b) Stock-based Compensation Expense

We currently estimate the fair value of MSDH stock options using the Black-Scholes valuation model. Key input assumptions to be used to estimate the fair value of stock options will include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield, which will all be based on the historical information of Bitstream. The expected term of options granted will be estimated by calculating the average term from our historical stock option exercise experience. Estimated volatility of our common stock will be based on Bitstream’s historical volatility. The risk-free interest rate used in the option pricing model will be based on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data for Bitstream will be used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. No options were granted during either the three months ended March 31, 2011 or 2012.

The stock-based compensation expense of $1,420 for the period of January 1, 2012 through March 14, 2012 was recorded through an intercompany transaction with our former Parent and is includable as Bitstream’s stockholders’ equity, as it relates exclusively to Bitstream stock. Therefore, this stock-based compensation is not included in the Company’s statements of stockholders’ equity for 2012. A portion of the adjustments for the Separation from the Parent was directly related to the $1,420 of stock-based compensation and the amount was therefore netted against stock-based compensation for presentation purposes on the condensed consolidated statements of cash flow for the three months ended March 31, 2012 resulting in no stock-based compensation reflected for the period. There has been no stock-based compensation expense associated with MSDH stock from March 15, 2012 through March 31, 2012.

Our results for the three months ended March 31, 2011 include $136 of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense for Bitstream options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel.

The following table presents stock-based compensation expense for the three months ended March 31, 2012 and 2011 by category:

	Three Months Ended March 31,
	2012	2011
Cost of revenue—software licenses	$—	$—
Cost of revenue—services	2	6
Marketing and selling	(5)	10
Research and development	324	57
General and administrative	1,099	63

Stock-based compensation expense prior to Parent allocation	$1,420	$136

(15) Geographical Reporting:

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three months ended March 31, 2012 and 2011 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2012	2011
*Revenue:
United States	$1,304	$1,840
Germany	77	147
United Kingdom (UK)	51	89
Other (Countries less than 5% individually, by Region)
Europe, excluding Germany and UK	142	88
Other (includes Canada)	68	90
Asia	126	8

Total revenue	$1,768	$2,262

Total foreign revenue	$464	$422

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods.

Long-lived tangible assets, net of accumulated depreciation and amortization, by geographic area are as follows:

	March 31, 2012	December 31, 2011
United States	$1,295	$1,193
Israel	117	108
India	—	54

Total	$1,412	$1,355

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margin and anticipated expense levels, as well as other statements, including words such as “may,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A Risk Factors in our Annual Report on Form 10-K, as may be supplemented from time to time in our quarterly reports on Form 10-Q, as well as other risks and uncertainties referenced in this report.

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming. Currently, we are concentrating our resources and efforts on our automated marketing communications and print production variable technologies, and we do not expect sales of our mobile browsing products to contribute significant revenues in the short term.

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

Certain Trends and Uncertainties

The following represents a summary of known trends and uncertainties which could have a significant impact on our financial condition and results of operations. This summary should be considered along with the factors discussed under the headings “Risk Factors” and “Forward-Looking Statements” elsewhere in our Form 10-K filed with the SEC on March 30, 2012.

•

Effective January 1, 2012 we completed the Separation from Bitstream and on March 14, 2012 Bitstream completed the Distribution, thereby resulting in MSDH becoming a separate, stand-alone public company. On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype. We continue to experience disruption in our business related to the Separation and the Bitstream Merger, including, but not limited to, attention and time spent on the Separation, Distribution and transition services pursuant to the Bitstream Merger, and the assignment of material contracts to us for which some of the parties may not consent to the assignment. If we experience significant disruption as a result of these or any other factors related to the Separation, Distribution and Bitstream Merger, our financial results could be adversely impacted.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied. The preparation of these unaudited condensed consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

While all of our accounting policies impact the unaudited condensed consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	Allocation Methodologies

•	Revenue Recognition

•	Stock-based Compensation

•	Impairment of Goodwill and Other Long-Lived Assets

•	Accounts Receivable

•	Software Development Costs

•	Income Taxes

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2012, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 have not materially changed.

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended March 31,				Change
	2012	% of Revenue	2011	% of Revenue
					Dollars	Percent
Revenue
Software licenses	$416	23.5%	$763	33.7%	$(347)	(45.5)%
Services	1,352	76.5	1,499	66.3	(147)	(9.8)

Total revenue	1,768	100.0	2,262	100.0	(494)	(21.8)
Cost of Revenue
Software licenses	202	11.4	176	7.8	26	14.8
Services	524	29.6	460	20.3	64	13.9

Total cost of revenue	726	41.0	636	28.1	90	14.2

Gross Profit	$1,042	59.0%	$1,626	71.9%	$(584)	(35.9)%

License Revenue

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller.

The decrease in revenue from software licenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 resulted primarily from decreased sales of the Pageflex Storefront product of $376. We believe product sales have been delayed as a result of the Separation of MSDH from Bitstream and activities related to the merger of Bitstream with Monotype Imaging. These activities began in 2011 and were completed during the first quarter of 2012. We continue to be affected by the global economic downturn, as are our customers. However, with the completion of the Separation during the first quarter of 2012, stabilization of the iWay product, the localization of the Pageflex Storefront product and our increase in sales and marketing resources, we expect our revenue to increase during the remainder of the year as compared to levels achieved during the same periods in 2011, however there can be no assurance that such revenue levels can be achived.

Service Revenue

Service Revenue decreased for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 primarily due to a decrease in support contracts for the iWay product of $152 resulting from a one-time catch up of support revenue of $240 recognized in the three month period of 2011 to bring an iWay OEM customer current on support, offset by an increase in the three month period of 2012 in iWay support revenue of $88, excluding the previously mentioned catch up. Other product services revenue for customer support, consulting, custom design and training services were generally flat period over period. We expect the revenue from support contracts to continue to increase for the remainder of 2012, however there can be no assurance that this upward trend will be sustained. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

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

Cost of License Revenue

The increase in cost of license revenue for the three months ended March 31, 2012 as compared to three months ended March 31, 2011 was primarily related to the inclusion of hosting costs for the browsing product in 2012, resulting in an increase of $26. Browser hosting costs were included in Research and Development in the first quarter of 2011 as we had yet to monetize our user base or provide hosting services to carrier and device manufacturers.

Cost of Service Revenue

The increase in cost of services revenue for the three months ended March 31, 2012, as compared to the same period in 2011 was primarily due to an increase of $58 related to salary and related expenses for additional resources. Our cost of services infrastructure remained relatively constant during the first quarter of 2012 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product.

Operating Expenses:

	Three Months Ended March 31,				Change
	2012	% of Revenue	2011	% of Revenue
					Dollars	Percent
Marketing and selling	$1,067	60.3%	$877	38.8%	$190	21.7%
Research and development	1,885	106.7	1,801	79.6	84	4.67
General and administrative	1,232	69.7	751	33.2	481	64.0

Total operating expenses	$4,184	236.7%	$3,429	151.6%	$755	22.0%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The increase in M&S for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 related primarily to an increase in salary-related costs, and an increase in professional marketing services and consulting, partially offset by a decrease in tradeshow costs. Salary-related costs increased by $170 primarily due to the addition of sales and marketing personnel. Professional services increased by $71 primarily due to increases in the use of iWay sales contractors. Travel expenses increased by $28 primarily due to sales-related travel. Tradeshow costs decreased $105 from the same period last year. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during 2012, due to increased participation in marketing and tradeshow activities, commissionable sales and as we invest in new sales and marketing resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense increased for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 primarily due to an increase in stock compensation expense of $324 from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012. This increase was partially offset by decreases including a reduction in salaries expenses of $65 and reductions in browser-related hosting costs of $140. The hosting costs were included as R&D expense in the first quarter of 2011, as MSDH had yet to monetize its free user base and provide hosting services to carrier and device manufacturers and was included in cost of revenue for the same period in 2012. We expect our development efforts and related R&D expense to increase as compared to 2011 in absolute dollars.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to $1,100 of Bitstream stock compensation expense recorded during the quarter and $107 of G&A bonus and related tax expense, both related to the Bitstream merger with Monotype. These increases were partially offset by a management fee allocation to Bitstream of $807 in accordance with the management fee agreement between MSDH and Bitstream (see Note (2) Basis of Presentation and Allocation methodologies for details). In addition, the first quarter of 2012 included $2,250 of transaction costs related to the spinout of MSDH from Bitstream Inc. and the merger of Bitstream into Monotype Imaging Inc., which were fully allocated to Bitstream during the quarter, resulting in a net effect of zero. We expect MSDH G&A expense to increase during the remainder of the year ended December 31, 2012 when compared to the “carve-out” expenses reported for 2011 as MSDH will bear the full costs of the previously shared expenditures and we expect the overall decrease in those costs to be less than the amount to be absorbed by MSDH.

Other Income, Net:

	Three Months Ended March 31,				Change
	2012	% of Revenue	2011	% of Revenue
					Dollars	Percent
Interest and other (expense) income, net	$(26)	(1.5)%	$6	0.3%	$(32)	(533.3)%

Other income consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

	Three Months Ended March 31,				Change
	2012	% of Revenue	2011	% of Revenue
					Dollars	Percent
Provision for income taxes	$52	3.0%	$23	1.0%	$29	126.1%

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill.

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

For purposes of the Company’s historical financial statements prior to the Separation, income tax expense and deferred income tax balances were recorded as if the Company had filed tax returns on a separate return basis (“hypothetical carve-out basis”) from Bitstream. After the completion of the Separation, income tax expense and deferred income tax balances are recorded in accordance with the Company’s stand-alone income tax positions.

MSDH’s operating results have been included in Bitstream’s consolidated U.S. federal and state income tax returns, as well as included in Bitstream’s tax filings for non-U.S. jurisdictions. The Company’s non-U.S. operations have primarily been conducted within Bitstream’s non-U.S. subsidiaries which share operations with Bitstream’s other businesses. For purposes of the Company’s condensed consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The Company’s contribution to Bitstream’s tax losses and tax credits on a separate return basis has been included in these condensed consolidated financial statements. The Company’s separate return basis tax loss will not reflect the tax positions taken or to be taken by Bitstream. In many cases tax losses and tax credits generated by the Company have been available for use by Bitstream and will largely remain with Bitstream after the completion of the Separation.

As the Company continues to incur cumulative taxable losses in the United States, the Company recorded a full valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences.

We have made an indefinite reinvestment of earnings in our Israeli subsidiary and, therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at March 31, 2012 was $137.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At March 31, 2012, our primary source of liquidity comes from our cash of $5,558. The Pageflex and BOLT products historically have been funded directly through the conduct of our operations as a component of Bitstream. For the three months ended March 31, 2012 and 2011, we incurred net losses of $3,220 and $1,820, respectively. Bitstream contributed capital of $9,005 and $1,265 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we had working capital of $2,788.

Our operating activities used cash during the three months ended March 31, 2012 and 2011 of $3,705 and $1,322, respectively. The increased usage of cash during the three months ended March 31, 2012 as compared to the same period in the prior year resulted primarily from an increased net loss of $1,400, a decrease in contributions from working capital accounts of $873, and a decrease in the add-backs of non-cash expense items of $110. Cash used in operating activities has historically been affected by the amount of net loss, changes in working capital accounts and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used in investing activities during the three months ended March 31, 2012 and 2011 was $293 and $86, respectively. Cash used in investing activities during the three months ended March 31, 2012 consisted of an increase in restricted cash of $70, the capitalization of internally developed software of $141, and the purchase of property and equipment of $82. Cash used in investing activities in the three months ended March 31, 2011 consisted of an increase in restricted cash of $54, cash paid for the purchase of property and equipment of $28, and the additions of intangible assets of $4.

Our financing activities for the three months ended March 31, 2012 and 2011 provided cash of $9,005 and $1,265, respectively. Cash provided by financing activities consists entirely of contributions from Bitstream.

We conduct our operations in leased facilities. In June 2009, Bitstream entered into a ten-year lease agreement for 27,000 square feet of office space in a building located in Marlborough, Massachusetts, which was assigned to MSDH in March 2012. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136, which was increased to $260 in conjunction with the assignment to MSDH, to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our condensed consolidated balance sheets.

In January 2011, our Israeli subsidiary entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee backed by our cash deposits in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our condensed consolidated balance sheets.

We are utilizing approximately 50% of the square footage of the Marlborough, Massachusetts headquarters after the decrease in personnel associated with the Bitstream Merger. Management anticipates a reduction in operating costs through the elimination of certain fixed costs, including, without limitation, the possible sub-letting or returning to the landlord of the unutilized space that currently exists. However, there can be no assurance that management will be successful in implementing these cost-cutting plans or that such plans will be successful or, if successful, how long they will take.

The future minimum annual lease payments under our leased facilities and equipment as of March 31, 2012, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2012, remaining	$525
2013	671
2014	556
2015	570
2016	578
Thereafter	1,604

Total	$4,504

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing, if needed. Management’s plans also include reducing operating costs and delaying certain expenditures if necessary to maintain the Company’s liquidity. The Separation from Bitstream Inc. disrupted and may continue to disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations and has a working capital deficit as of March 31, 2012 and, for its liquidity, has relied on contributions from Bitstream. As of March 31, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent.

MSDH had a cash balance of $5,558 as of March 31, 2012. Management believes that, based on our business plan, this cash will be sufficient to meet its working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. We anticipate that we may require additional sources of capital in the future. If we are required to obtain additional financing in the future, there can be no assurance that debt or equity financing will be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

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

In connection with the Separation of MSDH from Bitstream and the Merger of Bitstream with Monotype., the Company entered into certain indemnification agreements with Monotype. A detailed discussion of these agreements is included in our Form 10-K filed with the SEC on March 30, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments. As of March 31, 2012, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under authoritative guidance. All of our investments consist of short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures. Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments.

Foreign Currency Exchange Risk. Our exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of our Israeli subsidiary are conducted partially in local currency. Currently, we do not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2012, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

PART IV

ITEM 6. EXHIBITS

(a)	Exhibits.

Certain of the exhibits listed hereunder have been previously filed with the SEC as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the SEC’s Rules of Practice. The location of each document so incorporated by reference is indicated in parentheses.

EXHIBIT NO.	DESCRIPTION

10.1	Assignment and Assumption of Lease dated February 22, 2012 by and between Bitstream Inc. and the Company (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.2	Consent to Assignment and Assumption of Lease dated March 5, 2012 by and between Bitstream Inc., the Company and Normandy Nickerson Road, LLC (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.3	Letter Agreement, dated March 28, 2012, by and between Marlborough Software Development Holdings Inc. and James P. Dore (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.4	Letter Agreement, dated March 14, 2012, by and between Marlborough Software Development Holdings Inc. and Costas Kitsos (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	The following financial statements from the Quarterly Report on Form 10-Q of Bitstream Inc. for the quarter ended March 31, 2012 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 15th day of May, 2012.

SIGNATURE	TITLE	DATE

/S/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	May 15, 2012

/S/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	May 15, 2012