Form 10-Q
period 2012-09-30
Marlborough Software Development Holdings Inc.
filed 2012-11-14
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 8, 2012, there were 10,801,609 shares of Common Stock, par value $0.01 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$621	$551
Accounts receivable, net of allowance of $33 and $24 at September 30, 2012 and December 31, 2011, respectively	388	628
Prepaid expenses and other current assets	497	394

Total current assets	1,506	1,573
Property and equipment, net	1,819	1,355
Other	528	238
Goodwill	3,297	3,297
Intangible assets, net	2,769	3,070

Total assets	$9,919	$9,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375	$169
Accrued payroll and other compensation	709	775
Other accrued expenses	663	388
Short-term deferred revenue	1,993	2,200

Total current liabilities	3,740	3,532
Long-term deferred revenue	580	526
Long-term deferred rent	480	506

Total liabilities	4,800	4,564

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value: 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 30,500 shares authorized; 10,802 and no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	108	—
Additional paid-in capital	12,968	1,305
Accumulated deficit	(7,957)	(44,880)
Owner’s net investment, prior to separation	—	48,544

Total stockholders’ equity	5,119	4,969

Total liabilities and stockholders’ equity	$9,919	$9,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Software licenses	$347	$711	$1,391	$2,078
Services	1,288	1,402	3,977	4,379

Total revenue	1,635	2,113	5,368	6,457

Cost of revenue:
Software licenses	237	278	700	859
Services	629	539	1,841	1,519

Total cost of revenue	866	817	2,541	2,378

Gross profit	769	1,296	2,827	4,079

Operating expenses:
Marketing and selling	872	954	3,108	2,652
Research and development	1,343	1,703	4,714	5,154
General and administrative	773	665	2,790	2,453

Total operating expenses	2,988	3,322	10,612	10,259

Operating loss	(2,219)	(2,026)	(7,785)	(6,180)
Interest and other (expense) income, net	17	(25)	(26)	7

Loss before provision for income taxes	(2,202)	(2,051)	(7,811)	(6,173)
Provision for income taxes	35	41	146	132

Net loss	$(2,237)	$(2,092)	$(7,957)	$(6,305)

Basic and diluted net loss per share	$(0.21)	$(0.19)	$(0.74)	$(0.59)

Basic and diluted weighted average shares outstanding	10,763	10,752	10,755	10,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Common stock		Additional paid-in capital	Accumulated deficit	Owner’s net investment, prior to separation	Total stockholders’ equity
	Number of shares	$ Amount
December 31, 2011, balance	—	$—	$1,305	$(44,880)	$48,544	$4,969
Capital contributions from former Parent	—	—	—	—	9,005	9,005
Separation-related adjustments	—	—	(1,305)	(3,043)	3,428	(920)
Reclassification of owner’s net investment to common stock and additional paid-in capital in connection with the Separation	10,752	108	12,946	47,923	(60,977)	—
Net loss	—	—	—	(7,957)	—	(7,957)
Stock-based compensation expense	—	—	2	—	—	2
Issuance of stock award	50	—	20	—	—	20

September 30, 2012, balance (Unaudited)	10,802	$108	$12,968	$(7,957)	$—	$5,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,957)	$(6,305)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	22	185
Depreciation and amortization	246	165
Net loss on disposal of property and equipment	2	2
Amortization of intangible assets	302	306
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	228	285
Prepaid expenses and other assets (long and short-term)	13	(130)
Accounts payable	(339)	62
Accrued payroll and other compensation	(213)	218
Other accrued expenses	(185)	206
Deferred revenue (long and short-term)	(153)	444
Deferred rent (long and short-term)	(26)	(17)

Net cash used in operating activities	(8,060)	(4,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(805)	(717)
Increase in restricted cash	(70)	(54)
Additions to intangible assets	—	(15)

Net cash used in investing activities	(875)	(786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from former Parent	9,005	5,434

Net cash provided by financing activities	9,005	5,434

Net increase in cash	70	69
Cash, beginning of period	551	601

Cash, end of period	$621	$670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per-share amounts)

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation. All references to “Bitstream” or “Parent” refer to Bitstream Inc., our former parent. Except as otherwise noted, all reported dollar and share amounts are in thousands.

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

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of September 30, 2012 has an accumulated deficit of approximately $7,957. MSDH’s historical carved out financial statements included an accumulated deficit of $47,923 at December 31, 2011, which was reset as of the Separation.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Separation from Bitstream Inc. has disrupted and may continue to disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. After Separation, the Company has sought third party investors to reduce the Company’s liquidity risks.

MSDH received an equity commitment from two investors on October 10, 2012, scheduled to occur in two tranches. The first in the aggregate amount of $2,000 in exchange for 597 shares of 6.5% redeemable preferred stock and 2,985 common stock warrants closed on October 11, 2012. A second tranche of $1,500 of the same securities shall occur in 2013 if certain performance criteria specified in the investment documents are achieved. In addition, the Company received commitments from certain customers with terms including the prepayment of software licenses in the aggregate amount of $850 payable over the course of the next three fiscal quarters, subject in each case to the Company continuing to provide service and support to these customers. Additionally, MSDH announced on August 27, 2012 that it had restructured its global workforce eliminating 28 positions, including 7 contractors, a reduction in our workforce of approximately 26%.

MSDH had a cash balance of $621 as of September 30, 2012. Management believes that with its current operating plan, cash will be sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months.

(2) Basis of Presentation and Allocation Methodologies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements prior to January 1, 2012 represent the assets, liabilities and operations relating to the two product lines of Bitstream that were contributed to MSDH. Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The balance sheet information as of December 31, 2011 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2012. The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods. The results of operations for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results to be expected for other interim periods and the year ending December 31, 2012. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

The Company evaluated subsequent events through November 14, 2012 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that there was one such event which is disclosed in Footnote 10 to these condensed consolidated financial statements.

On March 14, 2012, as a wholly-owned subsidiary of the Parent, the Company completed its Separation from the Parent whereby each owner of Bitstream Class A Common Stock received a distribution of one share of MSDH Common Stock for each share of Bitstream Class A Common Stock that they owned as of the close of trading on March 8, 2012. On January 1, 2012, MSDH recorded a contribution adjustment of $(920) for the contribution of non-cash accounts comprised of various asset classifications of $231, various liability classifications of $(1,222) and equity related accounts of $71. The Company also recorded a cash contribution adjustment of $6,346 on January 1, 2012. Total capital contributions from the Parent during the first quarter of 2012 totaled $9,005, inclusive of the contribution adjustment of $6,346. There were no capital contributions from the Parent since the Separation and Merger were completed during the first quarter of 2012.

Retained Earnings as of the Distribution

During the quarter ended June 30, 2012, management determined that retained earnings as of the Distribution date should have been reset to $0. The Company decreased accumulated deficit and additional paid-in capital by approximately $48 million to correct the presentation on the condensed consolidated balance sheet as of and subsequent to June 30, 2012, and in the statement of changes in stockholders’ equity for the periods then ended. Beginning with the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, the Company has revised its balance sheet and statement of changes in stockholders’ equity for the three months ended March 31, 2012, which is reflected in all subsequent filings that contain such condensed consolidated financial statements. The adjustment eliminates the previously reported accumulated deficit and decreases the previously reported additional paid in capital for the three months ended March 31, 2012 by approximately $48 million. The adjustment does not affect total stockholders’ equity. Management does not consider this correction to be qualitatively material to the Company’s prior period condensed consolidated financial statements.

Allocation Methodologies

The financial statements of MSDH have been partially derived from the financial statements of Bitstream Inc. utilizing the following methodologies:

The December 31, 2011 MSDH balance sheet reflects the financial position of MSDH as if it had been a separate entity. Only those assets and liabilities, which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the United States, have been attributed and included in the balance sheet of MSDH. The September 30, 2012 MSDH condensed consolidated balance sheet reflects the actual assets, liabilities, and equity of MSDH after the completion of the Separation and Distribution.

The historical MSDH statements of operations for the three and nine months ended September 30, 2011 reflect revenue directly attributed to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily attributed to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated.

Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as headcount and product revenue. Bitstream charged MSDH a fee for assets used by both companies, approximating fair value based upon relative usage of these assets, for the three and nine months ended September 30, 2011. The fee is netted with the expenses of MSDH in the consolidated statements of operations and was not material for the period prior to the Distribution.

Effective with the Separation on January 1, 2012, a management fee agreement between MSDH and Bitstream was executed, providing for the chargeback of certain costs incurred from January 1, 2012 through March 19, 2012, the effective date of the Bitstream Merger. These costs included all Separation, Distribution, and Merger costs directly associated with the transactions which amounted to $2,254, as well as a percentage ranging from 30% to 50% of general and administrative and manufacturing costs. The costs invoiced to Bitstream per this agreement are consistent with the allocation methodologies utilized for the 2011 consolidated financial statements.

The following table presents the allocable expense amounts allocated to the Company’s former Parent:

	Three months ended September 30,		Nine months ended September 30,
Category	2012	2011	2012	2011
Cost of revenue	$—	$14	$11	$70
Marketing and selling	—	13	—	41
General and administrative	—	1,091	807	2,605
Interest and other (income) expense, net	—	37	—	(136)
Income taxes	—	36	—	76

Total	$—	$1,191	$818	$2,656

There is significant judgment in determining the allocation of income, expense, and attribution of assets and liabilities. Management believes that the methodologies used in the allocation are reasonable.

(3) Relationship with our Former Parent

In connection with the Separation, we entered into a series of agreements, in addition to the Contribution and Distribution Agreements, with our former Parent. These agreements include a tax indemnification agreement and intellectual property assignment and license agreements with our former Parent, as well as a transition services agreement with Monotype. The net expense to MSDH related to these agreements was not material for the three and nine months ended September 30, 2012.

(4) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. As of September 30, 2012 and December 31, 2011, we did not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K and therefore did not have any off-balance sheet risks as of such dates. At September 30, 2012, three customers accounted for 11%, 13%, and 13% of our accounts receivable, respectively. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable, respectively. For the three and nine months ended September 30, 2012, one customer accounted for 11% and 15% of our revenue, respectively. For the three and nine month periods ended September 30, 2011, one customer accounted for 19% and 23% of our revenue, respectively.

(5) Recently Issued Accounting Standards

There has been one new accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that is of significance, or potential significance, to us.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

(6) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Computer equipment	$1,688	$1,878
Software	1,671	1,110
Furniture and fixtures	459	560
Leasehold improvements	156	161

	3,974	3,709

Less — Accumulated depreciation and amortization	2,155	2,354

Property and equipment, net	$1,819	$1,355

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 Years
Software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the three months ended September 30, 2012 and 2011 was $76 and $57, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $224 and $165, respectively.

There were no disposals of property and equipment during the three month periods ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, we disposed of $551 and $26, respectively, of property and equipment with accumulated depreciation of $549 and $24, respectively, resulting in a loss on disposal of $2 for each period. In all cases, the assets were no longer in service.

During the three and nine months ended September 30, 2012, we capitalized software of $208 and $615, respectively (included in Software above). During each of the three and nine months ended September 30, 2011, we capitalized software of $554. The software became available for general release during the quarter ended September 30, 2012. Amortization expense related to capitalized software for the three and nine months ended September 30, 2012 was $22. There was no amortization expense during each of the three and nine months ended September 30, 2011 as the developed software was not yet ready for its intended use. The net book value of internally developed software at September 30, 2012 and December 31, 2011 was $1,281 and $688, respectively.

(7) Loss Per Share

MSDH had five authorized shares of common stock, par value $0.01 per share, at the date of incorporation. On November 10, 2011, the Company amended its authorized shares to be 30,500 shares of common stock, par value of $0.01 per share and 10,000 shares of preferred stock, par value of $0.01 per share. On March 14, 2012, MSDH issued 10,752 shares of MSDH stock in a pro rata dividend distribution by Bitstream to its stockholders on a one for one basis.

The computation of basic loss per share for all periods through December 31, 2011, is calculated using the number of shares of MSDH common stock outstanding on March 14, 2012, the Distribution date. No measure of diluted loss per common share is presented for those periods since there were no actual shares outstanding prior to Distribution.

Basic net loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods. Basic loss per common share for all periods through the Distribution date is calculated using the number of shares of MSDH common stock outstanding on March 14, 2012, following the Distribution. Diluted earnings per share do not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered antidilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 20 and 0 for the three months ended September 30, 2012 and 2011, respectively, and 45 and 0 for the nine months ended September 30, 2012 and 2011, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were unvested restricted share awards and options outstanding to purchase 1,494 and 0 shares for the three months ended September 30, 2012 and 2011, respectively, and 1,462 and 0 shares for the nine months ended September 30, 2012 and 2011, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents would be antidilutive even if a profit was reported.

(8) Income Taxes

Presentation

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

Components of earnings (loss) before income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign income	$63	$68	$246	$287
Domestic loss	(2,265)	(2,119)	(8,057)	(6,460)

Loss before provision for income taxes	$(2,202)	$(2,051)	$(7,811)	$(6,173)

We have made an indefinite reinvestment of earnings in our foreign Israeli subsidiary and, therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at September 30, 2012 and December 31, 2011 was $174 and $115, respectively.

(9) Stock-based Compensation Plans and Stock-based Compensation Expense

(a) General

On January 25, 2012, the Board of Directors of MSDH, and the Board of Directors of Bitstream acting in its capacity as sole stockholder of MSDH, adopted the MSDH Incentive Compensation Plan (the “Plan”) under which 1,724 shares of MSDH common stock were authorized for issuance under the Plan. The Plan provides for the grant of awards in the form of options (which may be incentive stock options or non-qualified options), stock appreciation rights, restricted stock and restricted stock units, stock granted as a bonus or in lieu of another award, other stock-based awards, performance awards or annual incentive awards. Each stock option granted will have an exercise price of no less than 100% of the fair market value of the common stock on the date of grant. The awards will generally have a contractual life of ten years and will generally vest over four to ten years. The maximum number of shares of stock with respect to which awards can be granted will be 1,073 shares, plus the number of shares subject to the New MSDH Options, subject to adjustment as provided in the Plan to reflect the effect of mergers, recapitalizations, stock splits and reverse splits, extraordinary dividends, and similar transactions. On March 8, 2012, in connection with the Bitstream Merger Agreement, all outstanding former Parent stock option awards for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. There was no incremental compensation expense to the Company related to the replacement of the former Parent stock-based compensation awards. The vesting of all outstanding options was accelerated and restrictions from restricted stock awards were removed as part of the Separation and Merger of the former Parent and thus no unrecognized compensation expense existed for the replaced awards. Accordingly, on March 8, 2012, 651 fully vested new MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options. On September 10, 2012, the Company granted a total of 1,199 options to purchase the Company’s Common Stock at an exercise price of $0.67 per share and a total of 50 shares that vested immediately to employees, consultants and non-employee directors under the Company’s incentive plan. Each stock option granted had an exercise price in excess of the $0.40 fair market value of the common stock on the date of grant. The stock option awards have a contractual life of ten years and vest over four years.

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three and nine months ended September 30, 2012:

Three and nine months ended September 30, 2012
Risk-free interest rates	0.88%
Expected dividend yield	None
Expected term	6.0 Years
Expected volatility	48.1%

No stock options were granted during the three and nine months ended September 30, 2011.

During both the three and nine months periods ended September 30, 2012, we granted stock awards of 50 shares. Stock awards are valued at the fair market value at the grant date.

The stock-based compensation expense of $1,420 for the period of January 1, 2012 through March 14, 2012 was recorded through an intercompany transaction with our former Parent and is included as Bitstream’s stockholders’ equity, as it relates exclusively to Bitstream stock. Therefore, this stock-based compensation is not included in the Company’s condensed consolidated statements of stockholders’ equity for 2012. A portion of the adjustments for the Separation from the Parent was directly related to the $1,420 of stock-based compensation and the amount was therefore netted against stock-based compensation for presentation purposes on the condensed consolidated statements of cash flow for the three months ended March 31, 2012 resulting in no stock-based compensation reflected for the period. Stock-based compensation expense for MSDH stock is derived from the awards granted on September 10, 2012, discussed above.

Our results for the three months ended September 30, 2012 and 2011 include $22 and $82, respectively, and for the nine months ended September 30, 2012 and 2011 included $1,442 and $303, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense associated with the MSDH awards on September 10, 2012 and for the Bitstream options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel.

The following table presents stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue—software licenses	$—	$—	$—	$—
Cost of revenue—services	—	—	2	10
Marketing and selling	—	7	(5)	23
Research and development	1	38	325	151
General and administrative	21	37	1,120	119

Stock-based compensation expense prior to Parent allocation	$22	$82	$1,442	$303

(10) Subsequent Events

(a) Equity Investment (dollar amounts not in thousands)

On October 11, 2012, MSDH announced that the Company received an equity investment from two investors scheduled to occur in two tranches. Pursuant to the purchase agreement for this equity investment, the Company agreed to issue and sell 597,014 shares of its 6.5% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase up to 2,985,070 shares of the Company’s common stock (the “Warrant Shares”). The Series A Preferred Stock accumulates a preferred dividend at a rate of 6.5% per annum, has a liquidation preference of $3.35 plus accrued and unpaid dividends, ranks senior to the Company’s common stock, and is redeemable upon certain events but in no event later than the five year anniversary of the date of issuance. The two investors were Amos Kaminski, a member of the Company’s board of directors, and The Altshuler Shaham Group, in its management capacity for certain provident and pension funds.

The securities were sold to the investors in units (the “Units”) at a price of $3.35 per Unit, with each Unit consisting of one (1) share of Series A Preferred Stock and a warrant to purchase five (5) shares of the Company’s common stock, for an aggregate offering price of approximately $2 million. In addition, the investors will be required to purchase from the Company an additional 447,761 Units for additional purchase consideration of approximately $1.5 million upon the Company’s achievement of certain revenue and earnings targets for the six months ending June 30, 2013. The Company also has agreed to file a registration statement with the Securities and Exchange Commission on or prior to March 31, 2013 covering the resale by the investors of the Warrant Shares issuable upon exercise of the Warrants.

In connection with the equity investment, the Company has granted to the investors preemptive rights to participate in future securities offerings by the Company. These preemptive rights terminate five years from the date of issuance of the Series A Preferred Stock or upon the occurrence of certain specified events, including the earlier redemption of the Series A Preferred Stock or a listing of the Company’s common stock on a U.S. national securities exchange with a market capitalization of $40 million.

The Warrants are exercisable for a term of ten (10) years and have an exercise price of $0.67 per share and may also be exercised pursuant to a cashless exercise. The Warrants contain customary provisions for anti-dilution adjustments in the event of recapitalization or reorganization events of the Company or in the event of a subsequent financing at less than $0.67 per share. The anti-dilution protections related to subsequent financings terminate five years from the date of issuance of the Warrants or upon the occurrence of certain specified events, including the earlier redemption of the Series A Preferred Stock or a listing of the Company’s common stock on a U.S. national securities exchange with a market capitalization of $40 million.

(b) Financial Consulting Services Engagement

On October 31, 2012, the Company signed an engagement letter with a financial advisory firm to advise on strategic alternatives. One of the Company’s board members is also the managing principal of the firm engaged to provide the consulting services. With the exception of a retainer of $10, compensation for services rendered pursuant to this agreement will be contingent upon specific transaction objectives.

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the

J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud computing mobile browser. We believe this cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming. Currently, we are concentrating our resources and efforts on our automated marketing communications and print production variable technologies, and we do not expect sales of our mobile browsing products to contribute significant revenues in the short term.

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

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended September 30,				Change
	2012	% of Revenue	2011	% of Revenue	Dollars	Percent
Revenue
Software licenses	$347	21.2%	$711	33.6%	$(364)	(51.2)%
Services	1,288	78.8	1,402	66.4	(114)	(8.1)

Total revenue	1,635	100.0	2,113	100.0	(478)	(22.6)
Cost of Revenue
Software licenses	237	68.3	278	39.1	(41)	(14.7)
Services	629	48.8	539	38.4	90	16.7

Total cost of revenue	866	53.0	817	38.7	49	6.0

Gross Profit	$769	47.0%	$1,296	61.3%	$(527)	(40.7)%

	Nine Months Ended September 30,				Change
	2012	% of Revenue	2011	% of Revenue	Dollars	Percent
Revenue
Software licenses	$1,391	25.9%	$2,078	32.2%	$(687)	(33.1)%
Services	3,977	74.1	4,379	67.8	(402)	(9.2)

Total revenue	5,368	100.0	6,457	100.0	(1,089)	(16.9)
Cost of Revenue
Software licenses	700	50.3	859	41.3	(159)	(18.5)
Services	1,841	46.3	1,519	34.7	322	21.2

Total cost of revenue	2,541	47.3	2,378	36.8	163	6.9

Gross Profit	$2,827	52.7%	$4,079	63.2%	$(1,252)	(30.7)%

License Revenue

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller.

The decrease in revenue from software licenses for the three and nine month periods ended September 30, 2012 as compared to the three and nine month periods ended September 30, 2011 was due to decreases across all our sales channels. During the first nine months of 2012, our sales continued to be affected by the global economic downturn. The decrease in OEM royalties is attributable primarily to reduced sales with certain of our OEMs and the delayed introductions of new versions of our solutions which were anticipated earlier in the year but which were not released until our third quarter of 2012.

Additionally, the decrease in direct sales during the first quarter was affected by the Separation of MSDH from Bitstream and activities related to the merger of Bitstream with Monotype Imaging. These activities began in 2011 and were completed during the first quarter of 2012. We expect with the release of new versions of our products, the stabilization of the iWay product, the localization of the Pageflex Storefront product and our increase in sales and marketing resources, that our revenue will begin to show improvement during the fourth quarter of 2012 and will continue to increase in 2013 as compared to levels achieved in 2012, though there can be no assurance that such revenue levels can be achieved.

Service Revenue

Services revenue decreased for the three and nine month periods ended September 30, 2012 due primarily to a significant consulting agreement completed during the three months ended September 30, 2011. Services revenue also decreased for the nine month period ended September 30, 2012 primarily due to an end-of-life support contract which resulted in non-recurring support revenue for the nine month period ended September 30, 2011. These decreases were partially offset by the completion of a consulting engagement in the second quarter of 2012. Other product services revenue for customer support, consulting, custom design and training services were generally consistent period over period. We expect the revenue from support contracts to increase for the remainder of 2012, however there can be no assurance that this upward trend will be sustained. Consulting, design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

Cost of Revenue

Cost of revenue includes hosting costs, royalties and fees paid to third parties for the license of rights to technology, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance and training, and costs associated with the duplication, packaging and shipping of products. Cost of revenue also includes amortization of acquired-technology from the acquisition of assets from Press-Sense Ltd. and the amortization of capitalized internally developed software related to the translation of our products into multiple languages.

Cost of License Revenue

The decrease in cost of license revenue for the three and nine month periods ended September 30, 2012 as compared to the same periods ended September 30, 2011 was primarily related to a decision to suspend the hosting of the BOLT browser free user base, partially offset by the first month of amortization of internally developed software related to the translation of Pageflex products into multiple languages. For the nine months ended September 30, 2012, these decreases were also partially offset by increased royalties related to increased sales of third party products during the second quarter.

Cost of Service Revenue

The increase in cost of services revenue for the three and nine months ended September 30, 2012, as compared to the same period in 2011 was primarily due to increases in salary and related expenses for additional resources, contractor costs, expendable equipment purchases, and increased facilities costs resulting from added resources. The increase in contractor costs for the three and nine months ended September 30, 2012 resulted from costs to transfer our support services to an alternate system, as well as costs related to the setup of a new hosted product offering. Our cost of services infrastructure increased during the first nine months of 2012 and we expect these costs to decrease during the fourth quarter of this year with the reduction in workforce that we announced in August 2012. We do not expect our variable costs to continue to increase for the remainder of 2012.

Operating Expenses:

	Three Months Ended September 30,				Change
		% of		% of
	2012	Revenue	2011	Revenue	Dollars	Percent
Marketing and selling	$872	53.3%	$954	45.1%	$(82)	(8.6)%
Research and development	1,343	82.1	1,703	80.6	(360)	(21.1)
General and administrative	773	47.3	665	31.5	108	16.2

Total operating expenses	$2,988	182.7%	$3,322	157.2%	$(334)	(10.1)%

	Nine Months Ended September 30,				Change
		% of		% of
	2012	Revenue	2011	Revenue	Dollars	Percent
Marketing and selling	$3,108	57.9%	$2,652	41.1%	$456	17.2%
Research and development	4,714	87.8	5,154	79.8	(440)	(8.5)
General and administrative	2,790	52.0	2,453	38.0	337	13.7

Total operating expenses	$10,612	197.7%	$10,259	158.9%	$353	3.4%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The decrease in M&S for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 related primarily to decreases in salaries and benefits, as well as in tradeshow costs as a result of timing of the Graph Expo show which was held in the third quarter of 2011 but not until the fourth quarter of 2012. The increase in M&S for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 related primarily to increases in salary and benefit costs, employee travel, sales subcontractors including resources in Poland and Brazil, and facilities related expenses resulting from the increased resources. We expect that our M&S expense will increase in absolute dollars during the remainder of 2012, due to the timing of participation in marketing and tradeshow activities, as well as from increases in commissionable sales and as we invest in new sales and marketing resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense decreased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 primarily due to the reduction in R&D resources related to BOLT browser product development. The decrease reported for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to the reduction in R&D resources related to the BOLT browser product development, partially offset by an increase in stock compensation expense from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012. We expect our R&D costs to decrease during the fourth quarter of this year due to the reduction in workforce that we announced in August 2012.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, consisting primarily of costs associated with public financial reporting, reduced allocation of facilities costs, and severance costs resulting from a workforce reduction in the US during the third quarter 2012. These increases were partially offset by a decrease in professional services costs.

G&A expense increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to increases from the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 as explained above, as well as from Bitstream stock compensation expense and G&A bonus and related tax expense, both related to the Bitstream merger with Monotype during the first quarter of 2012. These increases were partially offset by a management fee allocation to Bitstream in accordance with the management fee agreement between MSDH and Bitstream (see Note (2) Basis of Presentation and Allocation methodologies for details). In addition, the first quarter of 2012 included $2,250 of transaction costs related to the spinout of MSDH from Bitstream Inc. and the merger of Bitstream into Monotype Imaging Inc., which were fully allocated to Bitstream during the first quarter, resulting in a net effect of zero. We expect MSDH G&A expense to increase during the remainder of the year ended December 31, 2012 when compared to the “carve-out” expenses reported for 2011 as MSDH will bear the full costs of the previously shared expenditures and we expect the overall decrease in those costs to be less than the amount to be absorbed by MSDH.

Other Income, Net:

Other income consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill. There was no significant change in the provision for taxes for the three months ended September 30, 2012 and 2011, and for the nine months ended September 30, 2012 and 2011.

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

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at September 30, 2012 and December 31, 2011 was $174 and $115, respectively.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At September 30, 2012, our primary source of liquidity comes from our cash of $621. Our cash at September 30, 2012 of $621 includes $308 held by our Israeli subsidiary that is not available to fund domestic operations, unless the funds were repatriated. We do not intend to repatriate funds and if we do we will accrue and pay any applicable taxes on the repatriated funds, as required. The Pageflex and BOLT products historically have been funded directly through the conduct of our operations as a component of Bitstream. For the nine months ended September 30, 2012 and 2011, we incurred net losses of $7,957 and $6,305, respectively. Bitstream contributed capital of $9,005 and $5,434 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, we had a working capital deficit of $2,234.

Our operating activities used cash during the nine months ended September 30, 2012 and 2011 of $8,060 and $4,579, respectively. The increased usage of cash during the nine months ended September 30, 2012 as compared to the same period in the prior year resulted primarily from an increased net loss of $1,652, a decrease in contributions from working capital accounts of $1,743, and a decrease in the add-backs of non-cash expense items of $86. Cash used in operating activities has historically been affected by the amount of net loss, changes in working capital accounts and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used in investing activities during the nine months ended September 30, 2012 and 2011 was $875 and $786, respectively. Cash used in investing activities during the nine months ended September 30, 2012 and 2011 consisted of increases in restricted cash, the capitalization of internally developed software, and purchases of property and equipment.

Our financing activities for the nine months ended September 30, 2012 and 2011 provided cash of $9,005 and $5,434, respectively. Cash provided by financing activities consists entirely of contributions from Bitstream.

We are utilizing approximately 40% of the square footage of the Marlborough, Massachusetts headquarters after the decrease in personnel associated with the Bitstream Merger and a reduction in workforce during August 2012. Management anticipates a reduction in operating costs through the elimination of certain fixed costs, including, without limitation, the possible sub-letting or returning to the landlord of the unutilized space that currently exists. However, there can be no assurance that management will be successful in implementing these cost-cutting plans or that such plans will be successful or, if successful, how long they will take to implement.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Separation from Bitstream Inc. has disrupted and may continue to disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations, both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. After Separation, the Company has sought third party investors to reduce the Company’s liquidity risks.

MSDH received an equity commitment from two investors on October 10, 2012, scheduled to occur in two tranches. The first in the aggregate amount of $2,000 in exchange for 597 shares of 6.5% redeemable preferred stock and 2,985 common stock warrants closed on October 11, 2012. A second tranche of $1,500 of the same securities shall occur in 2013 if certain performance criteria specified in the investment documents are achieved by the end of the second quarter of 2013. In addition, the Company received commitments from certain customers with terms including the prepayment of software licenses in the aggregate amount of $850 payable over the course of the next three fiscal quarters, subject in each case to the Company continuing to provide service and support to these customers. Additionally, MSDH announced on August 27, 2012 that it had restructured its global workforce eliminating 28 positions, including 7 contractors, a reduction in our workforce of approximately 26%.

Management believes that with its current operating plan, the additional funds received by the Company from the October 10, 2012 equity investment, and anticipated cash flows in the next year, cash will be sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. In October 2012, the Company engaged a financial advisory firm to assist the company with exploring its strategic alternatives. There can be no assurance that additional financing sources of capital would be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

There has been one new accounting pronouncement during the three months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that is of significance, or potential significance, to us.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2012, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Designation of 6.5% Series A Redeemable Preferred Stock (filed as Exhibit 3.1 to MSDH’s Current Report on Form 8-K as filed with the SEC on October 11, 2012 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated October 10, 2012, by and between the Company and the purchasers listed in Annex A thereto (filed as Exhibit 10.1 to MSDH’s Current Report on Form 8-K as filed with the SEC on October 11, 2012 and incorporated herein by reference).

10.2	Form of Common Stock Purchase Warrant dated as of October 10, 2012 (filed as Exhibit 10.2 to MSDH’s Current Report on Form 8-K as filed with the SEC on October 11, 2012 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 14th day of November, 2012.

SIGNATURE	TITLE	DATE

/S/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	November 14, 2012

/S/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	November 14, 2012