Form 10-K
period 2012-12-31
Marlborough Software Development Holdings Inc.
filed 2013-04-01
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

    Large accelerated filer    ☐     Accelerated filer    ☐    Non-accelerated filer    ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, held by non-affiliates of the registrant on June 30, 2012 , the last business day of the registrant’s most recently completed second fiscal quarter, was $5,255,922 (based on the last reported sales price of the registrant’s common stock as of that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 15, 2013, there were 10,801,609 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Marlborough Software Development Holdings Inc. (“MSDH” or “We” or the “Company”) was formed on July 18, 2011 in conjunction with our former parent company’s, Bitstream Inc.’s (“Bitstream’s”), planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”) pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011 (the “Separation Date”). On the Separation Date, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). As part of the Bitstream Merger Agreement, Bitstream entered into a transition services agreement with Monotype covering the provision of various transitional services, including information technology, data migration, finance, accounting and financial reporting services by MSDH to Bitstream and product support services to be provided by Bitstream to MSDH. On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype. MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution (“Separation” and “Distribution”) that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

We maintain our executive offices at 500 Nickerson Road, Marlborough, MA 01752. Our telephone number is (617) 520-8400 and we maintain websites at www.pageflex.com and www.boltbrowser.com. MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include Web-to-print, brand management, multi-channel marketing, variable data publishing, and mobile browsing technologies. MSDH has one business segment with two product lines: Pageflex® and Bolt®.

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and supports streaming video from popular media sharing sites such as YouTube and MySpace for mobile phones of all types.

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

Products and Markets Overview

Automated Marketing Communication and Print Production Technologies

Printing is one of the oldest industries in the world. Over the course of the last twenty years, the printing industry has undergone a revolution, evolving traditional methods of printing to digital technologies. Digital printing technologies provide substantial flexibility in printing services, a wide array of internet applications, economies of scale, the ability to achieve substantial personalization, and newer, more efficient methods of procurement and production. In the past several years, corporate marketing departments have learned to take advantage of the internet as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the internet as a medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. At the same time, companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored specifically to their needs. While we saw these trends begin in the United States, we now see the adoption of these techniques in developed and emerging countries worldwide, especially by multi-national corporations. To implement one-to-one communications, marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. With the advent of high-speed color printers and digital presses, it is no longer cost-prohibitive to print smaller quantities, whether for localized marketing materials (short-run) or for one-to-one personalized materials (a run of one).

Our automated marketing communication and print production products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, HTML, or digital video formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copy fitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Companies can choose to use Pageflex’s native design tools or a line of Pageflex-developed plug-in products that produce customized documents directly from Adobe InDesign.

Web-to-print started with the onset of e-commerce in the 1990s. It was defined as a commercial pre-press process that bridged the gap between digital content online and commercial print production. Initially, the electronic (“e”) enablement of business processes concerned the marketing, selling, buying, and production of printed products, and dramatically changed the long-established order of the graphic communications value chain. In the ensuing years, this concept of e-business services has matured and further expanded to encompass a much broader scope of products and services, including:

•	fully-functioning job ordering and specification;

•	job tracking;

•	customizable online storefronts;

•	document and template customization with variable data capabilities;

•	multi-channel campaign management;

•	digital asset management;

•	inventory control; and

•	integration with production workflow systems to streamline operational efficiency.

We have been one of the leaders in the development of Web-to-print. Starting in the 1990s and continuing through today, the Pageflex NuDoc™ dynamic document composition engine has been used to drive the customization of print documents on thousands of Web-to-print sites. In 2004 we introduced Pageflex Storefront, a turnkey web-to-print product that enables medium and large-size printers and corporate enterprises to grow their businesses by offering new marketing services. In 2010, we acquired the assets and intellectual property of Press-Sense Ltd., a private, venture-capital funded company in Israel, and integrated the company’s products, customers, and OEM relationships into the Pageflex business. These products deepen the Pageflex portfolio in the web-to-print space with a particular emphasis on managing the print production process and business flow automation in printing companies. Specifically, Pageflex iWay enables in-plants and small and medium-size printers to increase the production efficiency of their print shop. Today, we define web-to-print as a browser-based application that facilitates commerce, collaboration, and/or customer service interaction between those who buy products (print and non-print) and those who sell them.

With the proliferation of Internet access, smart phones and tablets, and social media, marketing has evolved from using general, widely-distributed messages to personalized targeted communications with each individual consumer. We are evolving the Pageflex product line to enable our customers to capitalize on these advancements in marketing. In 2012 we brought to market three new services through our OEM relationships: Pageflex Connect, Pageflex Dynamic Media, and the MindFire Connector for Pageflex Storefront.

The Pageflex products consist of:

Server Applications

Pageflex Storefront, our most popular direct-sale product, provides companies with an easy-to-use online platform for creating, customizing, and distributing all types of documents. It is sold to medium- to enterprise-size printing companies, marketing services companies, and corporate marketing departments. Pageflex Storefront saves end users time and money, and gives them brand control, business growth opportunities, and the ability to streamline their internal processes. This turnkey solution creates web portals that are used for brand management and the ordering of print and digital marketing campaigns. It includes user account, shopping cart and order management, as well as personalization and customization technology for online document editing, email promotions, and digital video. The print document templates offered on the site can be designed using the patented Pageflex NuDoc composition engine or the industry-standard Adobe InDesign Server. Pageflex Storefront has been used to create and manage thousands of Web portals worldwide by many hundreds of active customers.

Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005, which is recognized industry-wide as a mark of excellence and innovation. The judges described the system as “elegant,” “user friendly,” and “amazingly powerful.” As our flagship product it has gone on to win numerous other industry awards as we have enhanced the product with capabilities specific to business-to-business and business-to-consumer sites; integrations with third-party print production systems that enable streamlined and automated workflows; support for emerging marketing trends such as QR codes, social media, and digital video; and product internationalization to support 10 global languages in addition to English. Pageflex Storefront is customizable, allowing companies to give their websites a unique look and feel, a workflow that meets their users’ needs, and the ability to seamlessly integrate it with other systems within their organization, for example a digital asset management system, a CRM system, mail list databases, production workflow systems, or an MIS product.

Pageflex iWay is a complete end-to-end web-to-print workflow and print management platform. It is typically sold to small- to medium-sized commercial printing companies, corporate or university in-plant print shops, and quick print shops. We sell Pageflex iWay through OEM relationships with Xerox and HP, as well as through direct sales and regional resellers. Thousands of customers have used Pageflex iWay to generate many thousands of Web portals. It brings together web-based ordering, pre-press, production and delivery, and fully automates these processes for digital and hybrid print service providers of all sizes. The product increases the capacity of the jobs flowing into the print provider’s production facility, while accelerating throughput, reducing associated labor costs, and automating job management. Pageflex iWay allows the print service provider to create diverse business workflows ranging from simple, 3-click reprint orders for inexperienced users to more sophisticated, customized workflows that can include variable information (VI), approval cycles, cost centers, branded sites, login-dependent launch pads or guest logins, for example. Pageflex iWay increases both buyer loyalty and customer satisfaction, while providing print managers with valuable business data.

Pageflex Sales Manager, an add-on module for Pageflex iWay, is a print management solution that combines MIS, CRM and asset management functionality to manage the job cycle at an affordable price. It enables small commercial print houses and print-on-demand suppliers to take on small jobs with confidence that their profit will not be eaten up by the hassle and costs of print management. Working together with Pageflex iWay, Pageflex Sales Manager provides a robust, easy-to-use solution for managing the full print business flow. It seamlessly integrates offline business flows, such as phone and walk-in orders, with web-based front—and back-end systems for ordering, billing, and fulfillment. It enables the capture of orders from a variety of additional sources not handled by the base iWay product, such as a customer service representative, email, phone, fax and walk-in. Enhanced tracking capabilities make it easy to efficiently manage pre-production, production, delivery and billing. Pageflex Sales Manager optimizes all print business flows to reduce job handling time and eliminate the problems that can easily occur when business flow and print management are not handled in a systematic way. Pageflex Sales Manager also enhances the efficiency of customer communications and eliminates the costs typically incurred by the need to configure multiple systems and fragmented databases.

Pageflex Server is an enterprise-level variable data solution that can be plugged into any workflow. It is typically sold to printing companies, marketing services companies, and software development companies that serve these two industries. Pageflex Server can be used for offline variable data processing in which orders are taken in through traditional means (email, FTP, etc.) and is also ideal for jobs that run on a regular basis (with updated mail list data). Some Pageflex Server customers use it as the backend variable data print (VDP) engine behind a web-to-print site that they have developed themselves; others use it independent of a web-to-print offering. Companies use Pageflex Server to automate the production of business cards and correspondence, marketing brochures and booklets, advertising and signage, photo books and yearbooks, and much more. Pageflex Server works with both the patented Pageflex NuDoc composition engine, which features flexible documents that adjust dynamically based on the size or shape of the variable content added, or the industry-standard Adobe InDesign Server for the ultimate in graphic design features. Pageflex Server can scale to handle high volumes of jobs, and its robust 24x7 architecture includes server cluster scalability, queue-based load balancing, fail-over protection, centralized licensing and administration, and an extensible platform and application programming interfaces (APIs) for end-to-end workflow integration with existing production and business systems. More than 175 companies have invested in Pageflex Server as a core component of their enterprise document production system.

Pageflex Campaign Manager addresses the growing industry trend that requires marketers to show measurable results for all expenditures, while also increasing the company (or product) relationship with each customer. Pageflex Campaign Manager allows developers at printing companies to fine-tune a multi-touch marketing campaign to meet the unique needs of their corporate customers. Pageflex Campaign Manager is used to produce printed direct mail, email, and Web microsites, with each of these components being personalized for the individual recipient. The printed direct mail and email components can contain a personalized URL (pURL) for a targeted landing page that the recipient can visit online. At the resulting landing page a microsite can display content that is personalized and customized for the individual based on demographic or buying information that is known about them. Pageflex Campaign Manager can be used to develop surveys on the Web microsite pages to gather additional information about the customer. An API enables integration with CRM and other business systems. The system can generate follow-up emails to the individual, alerts to the appropriate sales person, and follow-up print mailings. A refer-a-friend feature allows recipients to pass the campaign along to others or for visitors to a website to self-register to be part of the campaign. Pageflex Campaign Manager includes a password-protected online dashboard where the marketer can view in real-time an accurate, detailed account of the effectiveness of each component used in the multi-touch marketing campaign. Individual recipients are tracked, including their responses to online surveys. Overall campaign statistics can be viewed and analyzed.

SaaS Applications

As cloud-based applications have become increasingly popular across many industries, companies looking to better manage their marketing programs and print services have also expressed an interest in the software-as-a-service model (SaaS). This investment approach offers a fast, easy and cost-effective way for businesses to start reaping the benefits of software products without making a large financial investment in software licensing, hardware, and IT resources. We now offer five products through a SaaS model. We host and manage the servers and all of the IT infrastructure work to keep the systems up and running. The revenue lines for these four products are comprised of initial setup fees and ongoing monthly usage fees, as well as, in some cases, add-on features and professional service fees. Although SaaS revenue is not yet material we expect SaaS revenue and customer acquisition to increase during 2013.

In addition to purchasing a full software license, customers now have the option of purchasing and using Pageflex Storefront and Pageflex iWay (both described in detail above) as a SaaS solution. This provides customers with the tools, technology and expertise they need to quickly and easily expand their business by selling items online. Both of the products are available with a Basic Option that includes the critical features companies need to quickly and easily get started with Web-to-Print, as well as a Quick Start Option that includes everything in the Basic Option and, for an additional fee, the creation and configuration of initial site design, configuration of key products on the site, and knowledge transfer training to help the company start selling right out of the gate.

Pageflex Connect, offered through an OEM relationship with Conversen (acquired by Experian Marketing Services in May 2012), is marketed by us to the print industry as a private-labeled version of this cloud-based service for sophisticated, trigger-based, multi-channel marketing campaigns. This then becomes a marketing service that the printer can sell to their corporate clients. Launched in the second half of 2012, we began in 2013 developing campaign plans for our initial two Pageflex Connect customers. Pageflex Connect features an intuitive web-based interface that guides marketers through all phases of a multi-channel marketing campaign, from content creation and campaign execution to data gathering and results analysis. Pageflex Connect supports print communications through the use of the Pageflex NuDoc engine, as well as email, landing page, SMS, and social media communications.

Pageflex Dynamic Media, offered through an OEM relationship with Dynamix, is an online, template-based service with which marketers create customized in-stream and in-banner videos. We anticipate that this service will be purchased primarily by our Pageflex Storefront customers so that they can offer video customization services through their Pageflex Storefront-based Web portals. The product won a “Must See ‘Em” award in the Future Print Technology category at the print industry’s annual Graph Expo conference in 2012. Pageflex Dynamic Media gives users a template-based workflow that allows them to bring what they know about a customer to video production by embedding text or images that speak directly to individual viewers. The video can be embedded into an email campaign, Web landing page, or streamed from a company’s website. Calls to action can dynamically change to reflect specific knowledge such as a viewer’s location or demographic so that the message can be even more appealing to the recipient. Configurable web-based real time analytics allow users to measure and track the results of their marketing efforts. And, as a hosted solution, Pageflex Dynamic Media takes full advantage of the power of the cloud to optimize performance.

MindFire Connector is an add-on to Pageflex Storefront that enables our customers to sell cross-media campaigns to their clients through their Pageflex Storefront-based Web portals. With this joint solution cross-media campaigns—comprised of personalized emails and personalized landing pages (pURL)—are created using MindFire Studio, a drag-and-drop visual design environment from MindFireInc. Once the campaign workflow is defined, the campaign appears in Pageflex Storefront, via the Connector, where users can then customize content, upload an email address list, and order the campaign. Execution and distribution of the campaigns are managed using a cloud-based service from MindFireInc. Tracking and reporting is available for the campaign directly within MindFire Studio.

Desktop Applications

Pageflex Persona Cross Media Suite is a desktop software application enabling targeted and personalized content in both print and e-mail. The product incorporates our award-winning variable data and cross-media functionality into a desktop application. It is the only desktop application on the market to enable database-driven personalized output in both print and e-mail. Among its compelling features are cross-media capabilities for creating coordinated print and e-mail marketing campaigns, variable-length document capabilities, flexible layouts, and the ability to compose text in more than 60 languages, including Japanese and Chinese. Another key capability is its cross compatibility with our server-class products, meaning all templates, variables, and projects can be easily reused for web-to-print and brand management applications, providing a variety of options for migration and expanded Pageflex configurations.

Pageflex Studio ID is a variable data plug-in for Adobe InDesign enabling the personalization and customization of print documents. Users utilize an additional Pageflex Studio ID palette within InDesign to create variables, business rules, action scripts, and print settings for each data run. The plug-in also is used to prepare customizable templates for use in Pageflex Server and Pageflex Storefront. It is available on both the Macintosh and Windows platforms.

iOS Apps

PagePop™ is an easy-to-use app for reading and managing PDF documents on an iPad. It can be downloaded from the Apple iPad App Store. With PagePop the user can organize PDFs and find specific documents and information quickly. It is an ideal app for anyone who wants to use their iPad to save and read lots of PDF documents: students and professors, lawyers, medical professionals, pilots, and others. PagePop has intuitive navigation capabilities: create folders; drag-and-drop to organize files; drag, tap, zoom and swipe documents; flip through one page at a time or across multiple pages instantaneously to get a quick overview of the document; and use color bookmarks to distinguish between types of information or levels of importance. PagePop automatically zooms in on the content so that white margins don’t waste precious screen space and pages move fluidly from thumbnail to full reading mode.

Associated Software Products

Pageflex NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an API that supports the importing, editing, displaying, or printing of electronic documents. One of the important strengths of NuDoc is its ability to dynamically create layout-intensive pages through the import of separate content and style files.

Pageflex Studio is the desktop publishing application that is used to create variable data templates for all NuDoc-based Pageflex server applications. Pageflex Studio is the project management hub where templates are graphically designed, variability is added, flex is assigned to page elements, and production settings are defined.

Pageflex Chart adds visually-rich charts to variable data projects. It offers creative freedom with seven of the most common 2D and 3D chart formats and a wide-array of options for customizing the look and feel of each format to compliment the document design in which they will be placed. Pageflex Chart works in conjunction with Pageflex Persona Cross Media Suite, Pageflex Storefront, or Pageflex Server.

We design our automated marketing communication and print production software to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Canon, Electronics for Imaging (EFI), Hewlett-Packard, Kodak, Konica Minolta, and Xerox. Our automated marketing communication and print production software, since its inception, has sought to drive all brands of digital printers. With strong input from MSDH, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007, we were the industry’s first PPML producer to receive PPML Certification from PODi. In 2010, we again led the industry by becoming the first authoring application in the market to produce PDF/VT files, the PDF-based document-description format and ISO standard for exchanging variable data publishing jobs.

Mobile Browsing Technology

Mobile browsers are a core offering to mobile device manufacturers, operators and software developers throughout the world. Bitstream created the next generation of its mobile browsing technology under the name “BOLT” and released the first version as part of private beta in January 2009. Following this beta, BOLT was launched into public beta in February 2009 to gain additional feedback from potential users and to ensure scalability for mass deployment. BOLT was launched out of beta in October 2009 with the release of BOLT 1.5. The free public offering provided valuable feedback and supported the mass scalability of BOLT, and was subsequently shut down to enable the Company to focus on selling the product as an OEM or carrier solution without incurring the expense of hosting the free service.

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

As of December 31, 2012, BOLT has generated minimal revenue and is not a self-sustaining product. We are concentrating our resources and efforts on our automated marketing communications and print production variable technologies, and we expect that any sales of our mobile browsing products will be nonimal in the short term.

Sales and Marketing

We manage our sales and marketing efforts from our corporate headquarters in Marlborough, Massachusetts. Sales personnel receive a base salary plus commissions. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, OEMs, and strategic partners to support the sales process and to facilitate the implementation and use of our software products and technologies. As of February 28, 2013, MSDH employs approximately 19 dedicated sales and marketing professionals, dedicated to Pageflex, in support of its own and its partners’ activities.

We promote our products through (1) engaging in direct marketing activities including print, email and web marketing campaigns, (2) promoting—through case studies, testimonials, webinars, and speaking engagements at industry events—the business success our customers and users achieve by using Pageflex products, (3) sponsorship and delivery of webinars, (4) social media participation and outreach, such as product blogs, LinkedIn, Facebook, and Twitter, (5) public relations efforts to secure editorial coverage in industry and business publications, websites, and blogs, (6) the Pageflex website, (7) through search engine optimization and search engine marketing, (8) attendance and exhibition at major industry trade shows, (9) participation in tradeshow booths and sales events sponsored by our OEMs and strategic partners for our browsing and automated marketing communication and print production technologies, (10) executive speaking engagements, (11) entry into industry awards competitions, (12) participation in several standards committees, and (13) advertising in industry publications and on related websites.

For Pageflex products we also send regular email communications to approximately 7,000 customers, prospects, and partners that have opted-in to receive this mail. “Content” is a monthly email newsletter. We also send regular email communications promoting educational and product-focused webinars, as well as events we are participating in. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

During 2012, MSDH increased its Pageflex presence in international markets. We now have sales personnel based in The Netherlands, Spain, Poland and Brazil. Finally, Pageflex products are sold by more than a dozen regional resellers throughout the world.

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

Customers and OEM Relationships

Our Pageflex products are used by customers on six continents. Pageflex products were sold primarily in North America, and secondarily in Europe until the second half of 2012 when MSDH released Pageflex 8.0, which included for the first time localization of the products to ten foreign languages. We license our automated marketing communication and print production products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, and major corporations, and indirectly through resellers, OEM, and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve. We license our mobile browsing technologies to mobile operators and device manufacturers.

One customer accounted for 14% of our revenue for the year ended December 31, 2012, and one customer accounted for 20% of our revenue for the year ended December 31, 2011. At December 31, 2012, two customers accounted for 15% and 13% of our accounts receivable balance. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable balance. From time to time, product sales to a specific customer during a fiscal quarter may constitute more than 10% of our revenue for such quarter. We continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in the Notes to the Consolidated Financial Statements enclosed herewith.

Research and Development

We are committed to developing innovative software to enhance communications. Currently, as well as for the past year, our resources are primarily committed to advancing our automated marketing communication and print production technologies to meet the needs of an expanding market. We have suspended major research and development of our mobile browser until such time as we have acquired a large OEM or carrier customer willing to financially commit to the product. To accomplish the goals as they relate to the Pageflex products, we have invested, and expect to continue to invest, significant resources in research and development.

Our research and development activities produced the following in 2012:

•

Pageflex 8.0 is the result of a major investment in globalization of the Pageflex product line. This release gives print and marketing service providers everything they need to successfully deploy an online store that is usable across languages, cultures, and currencies. For this release, we translated the Storefront, Server, Campaign Manager, Studio, and Persona product interfaces into 10 languages: Dutch, French, German, Italian, Spanish, Brazilian Portuguese, Polish, Russian, and both traditional and simplified Chinese. Moreover, these applications have been re-engineered from the ground up to allow for localization to almost any other language upon request—and, in the case of user-facing web interfaces, to let Pageflex customers easily undertake such localizations on their own. Globalization features included in this 8.0 release go beyond just language and localize all aspects of the software that are needed to successfully create online stores in a specific country, including language, taxation, business practices, and currencies. Pageflex Storefront 8.0 also improves customers’ ability to leverage social media and search engine optimization (SEO). Finally, Pageflex Storefront 8.0 includes a new dashboard that provides customers with a graphical display of the information they need to manage their Web portals. For Pageflex Storefront customers with multiple deployments, Pageflex 8.0 also offers a web-based tool that aggregates status and performance information from multiple sites and displays that data on the dashboard.

•

Pageflex iWay 6.0 marks the first meaningful integration of native Pageflex technologies with the iWay product, which was acquired from Press-Sense Ltd. in 2010. With this release, iWay customers now have the option of adding-on the award-winning Pageflex NuDoc engine in order to offer highly-customized documents in their iWay web portals. In addition, we applied Pageflex’s industry-acknowledged expertise at API development to the iWay product and introduced a new Create Order API. This new API strengthens and leverages iWay’s workflow automation by enabling printers to meet their customers’ needs for unique workflows through development of custom interfaces that drive orders into iWay’s “back-end.” The release ships with one such capability, allowing print buyers to easily access, personalize and order documents directly from their smartphones. iWay 6.0 also supports our overall business objective of globalization by introducing new features that support multiple languages and currencies. These features include the ability to send out emails and notifications in different languages, the ability to handle multiple currencies in one storefront, as well as tools allowing customers to manage their own translation strings for custom fields. Pageflex iWay already included robust localization features for 11 different global regions, including English U.S., English UK, French, German, Dutch, Brazilian Portuguese, Italian, Japanese, Spanish, and Simplified Chinese. Finally, this release also includes enhanced features for shipping, delivery queue, and workflow.

•

Heidelberg Web-To-Print Manager Connector was developed in an OEM collaboration with Heidelberg. The Connector provides Prinect Web-to-Print Manager (a private label Pageflex Storefront) with bi-directional direct access to the central database of the Heidelberg Prinect workflow system. This integration utilizes the Heidelberg Prinect preflight engine, ganging, and soft proofing capabilities for orders placed from the storefront online catalog.

•

Pageflex Dynamic Media required integration of the Dynamix service with Pageflex Storefront. This plug-in allows Pageflex Storefront owners to offer video customization services through their Pageflex Storefront-based Web portals.

•

Pageflex iWay SaaS is a hosted offering for customers that want to offer Pageflex iWay web-based ordering and achieve production automation, but do not want to invest in hardware and an IT infrastructure. Pageflex manages the system, backups and failover, IT infrastructure, and software upgrades.

•

Pageflex Studio ID 3.0 makes this VDP plug-in for Adobe InDesign compatible with Adobe’s latest version, InDesign CS6. The integrations that enable InDesign CS6 Server to work with Pageflex Storefront and Pageflex Server also were updated.

•

PagePop 1.2 added document sharing thru wifi to this iPad app allowing users to easily transfer PDF documents between PagePop and their Mac/PC. The latest version also supports the high-resolution retina display screens available with the newest iPads.

•

Pageflex Product Integrations. Integrations of third-party products with our Pageflex products continue to provide additional functionality to our customers’ applications. In 2012, we completed the following integrations and enhancements:

•

Completed integration between Pageflex Storefront and Avalara’s sales tax automation service. This allows Pageflex Storefront to leverage Avalara in real time for the user and keep track of the tax references for later reconciliation.

•

Enhanced existing budgeting functionality for Pageflex Storefront to support all multi-faceted budgeting. This allows administrators to assign multiple budgets at the user, group, and product levels. This support also extends the range of payment gateways that can be used in conjunction with budgeting.

•

Created an integration with locr GmbH, a leading provider of geo data and personalized street and city maps. With this integration Pageflex customers can easily embed personalized maps into Pageflex compositional output. locr’s servers support the high-volume generation of fully individualized maps including routing from the recipient’s address, customized icons, and logos. locr maps support more than 100 countries around the globe. Accuracy of these maps is ensured through data partnerships with digital map data providers NAVTEQ and Openstreetmap.

•

Created a custom integration to Responsys that supports the ordering and triggering of Responsys email campaigns from within Pageflex Storefront. The workflow includes Pageflex Storefront providing the front end and scheduling mechanisms with Responsys delivery and reporting.

•	Collaborated with Conversen to private-label and prepare for resale by Pageflex their trigger-based multi-channel marketing service as Pageflex Connect.

During the years ended December 31, 2012 and 2011, we recorded research and development expenses of $5.6 million and $7.1 million, respectively.

We are committed to continuous product improvements and innovations. Having been in the market for many years, we are well aware of market needs and trends, are continuously updating our product offerings and regularly release service packs several times each year and new product versions every twelve to eighteen months. As of February 28, 2013, we had 25 software research and development professionals dedicated to product improvements and innovations, and 19 customer support professionals dedicated to providing technical support services to both OEMs and end users.

Our current research and development strategy is focused on updating our products to deliver them in new markets and through new access points, integrating our products with each other and with third-party products, and developing new and enhanced software products to deliver to our customers and OEM partners. We are making important evolutionary enhancements to the product line including modernization, adding support for mobile devices, introducing new APIs, and expanding capabilities for multichannel marketing.

Competition

Pageflex competes with approximately twenty established service providers with offerings of end-to-end solutions and integration services that include on-demand publishing tools; and, particularly in Europe, with a large number of small regional software providers that sell only in specific countries. These solutions in turn compete with solutions created by our customers. Pageflex Server, Pageflex Storefront, Pageflex SaaS, and Pageflex iWay are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite and Pageflex Studio ID are desktop products for database-driven print and HTML email production. Competitive solutions also include VDP and Web-to-print products bundled with digital presses, or integrated with print-shop management systems in the print provider market. Rapid technological developments and frequent product introductions characterize this market, and recently, commoditization of web-to-print solutions as well. Pageflex competitors in the printing services market include EFI, PTI, and XMPie. In the print industry, Pageflex Dynamic Media primarily competes with the uDirect product from XMPie. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios, including Xerox Corporation, which owns Pageflex competitor XMPie, the Kodak InSite product, and Hewlett Packard with their SmartStream product line (which OEMs the Pageflex iWay product) and their recent acquisition of Pageflex competitor Hiflex, an MIS system that includes web-to-print. This is a trend that may continue and change our competitive landscape. Another trend is the increase in the number of Software-as-a-Service (“SaaS”) offerings in the web-to-print space. Here our SaaS and our licensed server applications compete with Online Print Solutions, Red Tie, and PTI. In the corporate market, competitive solutions, especially for Pageflex Campaign Manager and Pageflex Connect, include those offering marketing campaign management, email marketing, and CRM services, including Constant Contact, Silverpop, Marketo, Pardot, and Neolane. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. In addition, we may face new competition from emerging products and technologies. We believe our automated marketing communication and print production products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, scalability, customer service and support, and customer satisfaction.

BOLT competes with the browsing solutions offered by a wide variety of companies, including large software companies such as google and Microsoft, and small companies focused solely on the mobile browsing market, such as Opera Software ASA, Access Co., Ltd., and InfoGin. We believe BOLT compares favorably against our competitors focused solely on the mobile browsing market primarily because of BOLT’s page rendering quality, page load speed, streaming video support, widget support, direct Facebook and Twitter integration, ease-of-use, ability to access a wide variety of websites and the browser’s WebKit-based cloud computing technology, which provides many advantages, the most important being user experience, speed and security. Our cloud computing architecture also gives BOLT a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible.

We believe that the principal competitive factors affecting all of our products include product features and functionalities such as scalability, ease of integration, ease of implementation, ease of use, quality, and performance, as well as price, customer service and support, and effectiveness of sales and marketing efforts. Currently, we are concentrating our resources and efforts on our automated marketing communications and print production variable technologies, and we expect that any sales of our mobile browsing products will be nominal in the short term.

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

Our policy is to apply for U.S. patents and seek copyright registration for our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted five patents by the United States Patent and Trademark Office, one for our Pageflex technology, and four for our BOLT/ThunderHawk browsing technology. Furthermore, multiple U.S., PCT, EPO, and Japanese patent applications are in process for some of MSDH’s newer technologies. BOLT®, and Pageflex®, are federally registered trademarks of MSDH. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

As of February 28, 2013, MSDH employed 75 people, including 19 in sales and marketing, 19 in customer support and consulting, 25 in research and development, and 12 in general and administrative functions. Of our 75 employees, 72 are full-time and 3 are part-time. These include 26 full-time employees based in our office in Israel and five contractors who are retained full time. We also from time to time retain consultants to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

•	delays in the development or shipment of our new products or new versions of our existing products; the introduction of competitive products by others;

•	general worldwide economic conditions and disruptions in the financial markets;

•	risks related to our international sales;

•	risks related to reliance on a few OEM relationships to distribute our product throughout their distribution channel;

•	inability to secure capital on favorable terms, or at all, if we need additional capital in the future;

•	inability to attract and retain key personnel;

•

we may experience difficulty obtaining the assignment of certain material contracts and some of the parties to these contracts may not consent to the assignment at all or without adverse changes to the existing cost terms and conditions;

•	the IRS or a state or local taxing authority may successfully later assert that the tax liability from the Distribution is higher than originally calculated;

•	intellectual property disputes;

•	risks related to increasing regulatory focus on privacy issues and expanding laws and regulations could impact our Pageflex Storefront and SaaS revenues and expose us to increased liability;

•	risks related to security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims;

•	risks related to our SaaS offerings which rely on us or our third-party service providers to host and deliver services and data;

•	fluctuations in quarterly operating results;

•	impairment of goodwill and amortizable assets;

•	costs to ensure compliance with United States corporate governance and accounting requirements;

•	reliance upon development resources in Israel may expose us to unanticipated costs or liabilities;

•	unanticipated changes in accounting rules;

•	unanticipated changes in tax law, including tax rates; and

•	liquidity and repatriation of cash held by our Israeli subsidiary.

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

Our significant international sales make us susceptible to a variety of currency, governmental and business custom risks. Sales to customers outside the United States represented 37% of our revenue for the fiscal year ended December 31, 2012. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations.

We rely on a few OEM relationships to distribute our product throughout their distribution channel. We currently have relationships with OEMs across our market but have a concentration of revenue from three of these OEMs (Xerox, Hewlett-Packard, and Heidelberg), who accounted for a combined 23% of our revenue for 2012. If a major customer reduces unit shipments and resulting royalties for any reason our revenues, operating results, and financial condition will be negatively affected.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute our existing stockholders’ ownership of our common stock. MSDH has experienced a net loss of $8,712 as well as negative operating cash flows in the current year. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis. We may require additional capital from equity or debt financing in the future to fund operations, therefore, to take advantage of strategic opportunities including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and to develop new products or enhancements to existing products. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

The Distribution of MSDH stock by Bitstream may cause substantial corporate tax liabilities to Bitstream for which MSDH may be liable. MSDH entered into a tax indemnity agreement (the “Tax Indemnity Agreement”) with Bitstream pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution. Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $11 million as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards. There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of Distribution, either because the value of the MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

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

Increasing regulatory focus on privacy issues and expanding laws and regulations could impact our Pageflex Storefront and SaaS revenues and expose us to increased liability. Our Pageflex Storefront license model and our SaaS offerings are becoming more highly regulated for privacy and data security. We are also expanding these offerings in countries that have more stringent data protection laws than those in the U.S. With these offerings, our liability exposure, compliance requirements and costs associated with privacy issues will likely increase. Privacy laws globally are changing and evolving. Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share, or transmit personal data. These new laws and regulations would similarly affect our competitors as well as our customers. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability. On behalf of certain of our customers using some of our services, we collect and store information derived from the activities of website visitors, which may include anonymous and/or personal information. This enables us to provide such customers with reports on aggregated anonymous or personal information from and about the visitors to their websites in the manner specifically directed by each such individual customer. Federal, state and foreign governments and agencies have adopted or are considering adopting laws regarding the collection, use and disclosure of this information. Our compliance with privacy laws and regulations and our reputation among the public body of website visitors depend on such customers’ adherence to privacy laws and regulations and their use of our services in ways consistent with such visitors’ expectations. We also rely on representations made to us by customers that their own use of our services and the information they provide to us via our services do not violate any applicable privacy laws, rules and regulations or their own privacy policies. If these representations are false or if such customers do not otherwise comply with applicable privacy laws, we could face potentially adverse publicity and possible legal or other regulatory action. In addition, some countries are considering enacting laws that would expand the scope of privacy-related obligations required of service providers, such as MSDH, that would require additional compliance expense and increased liability.

Security vulnerabilities in our products and systems could lead to reduced revenues or to liability claims. Maintaining the security of our products, computers and networks is a critical issue for us and our customers. Security researchers, criminal hackers and other third parties regularly develop new techniques to penetrate computer and network security measures. In addition, hackers also develop and deploy viruses, worms and other malicious software programs, some of which may be specifically designed to attack our products, systems, computers or networks. Additionally, outside parties may attempt to fraudulently induce our employees or users of our products to disclose sensitive information in order to gain access to our data or our customers’ data. These potential breaches of our security measures and the accidental loss, inadvertent disclosure or unauthorized dissemination of proprietary information or sensitive, personal or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our employees, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability or fines for us, damage our brand and reputation or otherwise harm our business. Actual or perceived security vulnerabilities in our products and systems may lead to claims against us and harm our reputation, and could lead some customers to seek to return products, to stop using certain services, to reduce or delay future purchases of products or services, or to use competing products or services. Customers may also increase their expenditures on security measures designed to protect their existing computer systems from attack, which could delay adoption of new technologies. Further, if we or our customers are subject to an attack, or our technology is utilized in a third-party attack, it may be necessary for us to take certain measures and make certain expenditures to take appropriate responsive and preventative steps. Any of these actions by customers could adversely affect our revenues.

Our SaaS offerings rely on us or our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation. Our SaaS offerings rely on services hosted and controlled directly by us or by third parties. These offerings have generated minimal revenue through 2012, but we anticipate this offering to generate increasing revenues beginning with 2013. Because we hold customer data, some of which is hosted in third-party facilities, a security incident may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and account controls, their use is controlled by the customer. As such, this could allow accounts to be created with weak passwords, which could result in allowing an attacker to gain access to customer data. Additionally, failure by customers to remove accounts of their own employees, or granting of accounts by the customer in an uncontrolled manner, may allow for access by former or unauthorized customer employees. If there were ever an inadvertent disclosure of personal information, or if a third party were to gain unauthorized access to the personal information we possess on behalf of our customers, our operations could be disrupted, our reputation could be harmed and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Because of the data that we collect and manage on behalf of our customers, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the internet, the failure of our network or software systems, security breaches or significant variability in visitor traffic on customer websites. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports to our customers in near real time because of a number of factors, including significant spikes in consumer activity on their websites or failures of our network or software. We may be liable to our customers for damages they may incur resulting from these events, such as loss of business, loss of future revenues, breach of contract or for the loss of goodwill to their business. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also required to be assessed for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

We incur significant costs to ensure compliance with United States corporate governance and accounting requirements. We incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the “Commission.” We expect all of these applicable rules and regulations to cause us to continue to incur substantial legal and financial compliance costs and to make some activities more time consuming and costly. Pursuant to Instruction 1 to Item 308 of Regulation S-K, we need not comply with paragraphs (a) and (b) of Item 308 of Regulation S-K, which require a management annual report on internal control over financial reporting and an attestation report of an independent registered public accounting firm, respectively, until we either have been required to file an annual report pursuant to section 13(a) or 15(d) of the Exchange Act for the prior fiscal year or have filed an annual report with the SEC for the prior fiscal year. Accordingly, we will not be required to complete a management annual report on internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2013. In addition, because the market value of our securities held by non-affiliates is below $75 million, we are a smaller reporting company. As such, we have elected not to engage our independent auditor to issue an attestation report regarding our internal control over financial reporting in annual reports that we file with the SEC on Form 10-K. We also expect that applicable rules and regulations may make it more difficult and more expensive for us to maintain affordable director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

Our primary source of liquidity comes from our cash. Our existing cash and cash equivalents may fluctuate during 2013 due to changes in our planned outlay. Our cash balance at December 31, 2012 of $2,018,000 includes $372,000 held by our Israeli subsidiary that is not available to fund domestic operations, unless the funds were repatriated. We do not intend to repatriate funds and if we do we will accrue and pay any applicable taxes on the repatriated funds, as required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations in leased facilities. In June 2009, Bitstream entered into a ten-year lease agreement, which was later assigned to MSDH, for 27,000 square feet of office space in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5.4 million, net of a tenant allowance of $411,000. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136,000, subsequently increased to $260,000 in conjunction with the assignment to MSDH, to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our balance sheet.

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

In January 2011, Pageflex Israel Ltd., a wholly-owned subsidiary of MSDH, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384,000. This lease agreement also required us to obtain a bank guarantee backed by our cash deposits in the amount of approximately $56,000 to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our balance sheet.

As of December 31, 2011, we also leased a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis. This lease was transitioned to Monotype Inc. in March 2012 upon completion of the Bitstream merger.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2012, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

	High	Low
Year ended December 31, 2012
First Quarter (March 19 through March 31)	$2.00	$0.91
Second Quarter	$1.10	$0.05
Third Quarter	$0.89	$0.22
Fourth Quarter	$0.38	$0.05

Number of Stockholders

As of February 28, 2013, our common stock was held by approximately 60 holders of record.

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

Equity Investment

On October 10, 2012, MSDH received an equity commitment from two investors, scheduled to occur in two tranches. The first closed on October 11, 2012 and pursuant to the purchase agreement for this equity investment, the Company issued and sold 597,014 shares of its 6.5% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase up to 2,985,070 shares of the Company’s common stock (the “Warrant Shares”). The Series A Preferred Stock accumulates a preferred dividend at a rate of 6.5% per annum, has a liquidation preference of $3.35 plus accrued and unpaid dividends, ranks senior to the Company’s common stock, and is redeemable upon certain events but in no event later than the five year anniversary of the date of issuance. The two investors were Amos Kaminski, a member of the Company’s board of directors, and The Altshuler Shaham Group, in its management capacity for certain provident and pension funds.

The securities were sold to the investors in units (the “Units”) at a price of $3.35 per Unit, with each Unit consisting of one (1) share of Series A Preferred Stock and a warrant to purchase five (5) shares of the Company’s common stock, for an aggregate offering price of approximately $2 million. The investors would be required to purchase an additional $1.5 million of Units from the Company if, as of the six months ended

June 30, 2013 (i) the Company has total revenues equal to or exceeding $7 million; and (ii) the Company has EBITDA equal to or exceeding $0.75 million. The Company does not currently expect to achieve either of these milestones during the six months ended June 30, 2013 and therefore does not anticipate a second closing for any additional Units.

The Company also has agreed to file a registration statement with the Securities and Exchange Commission on or prior to March 31, 2013 covering the resale by the investors of the Warrant Shares issuable upon exercise of the Warrants but will not file the registration statement by that date, and has requested an extension from the investors.

Also in connection with the equity investment, the Company granted to the investors preemptive rights to participate in future securities offerings by the Company. These preemptive rights terminate five years from the date of issuance of the Series A Preferred Stock or upon the occurrence of certain specified events, including the earlier redemption of the Series A Preferred Stock or a listing of the Company’s common stock on a U.S. national securities exchange with a market capitalization of $40 million.

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

Equity Compensation Plans

On January 25, 2012, the Board of Directors of MSDH, and the Board of Directors of Bitstream acting in its capacity as sole stockholder of MSDH, adopted the MSDH Incentive Compensation Plan (the “Plan”) under which 1,724,167 shares of MSDH common stock were authorized for issuance under the Plan. On March 8, 2012, in connection with the Bitstream Merger Agreement, all outstanding former Parent stock option awards for the Company’s employees were replaced with awards in the Company using a formula designed to preserve the intrinsic value and fair value of the award immediately prior to Separation. Accordingly, on March 8, 2012, 651,167 fully vested new MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options. On September 10, 2012, the Company granted to employees, consultants and non-employee directors (1) a total of 1,198,857 options to purchase the Company’s Common Stock at an exercise price of $0.67 per share subject to vesting over a four year period, and (ii) a total of 50,000 shares of the Company’s Common Stock that were fully vested upon issuance. All such awards were granted under the Company’s incentive plan. Each stock option granted had an exercise price in excess of the $0.40 fair market value of the common stock on the date of grant. The stock option awards have a contractual life of ten years. The following table presents information regarding the Company’s equity compensation plans at December 31, 2012:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS(1)
Equity compensation plans approved by shareholders	1,556,724	$0.83	117,443
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	1,556,724	$0.83	117,443

(1)	Includes options and warrants granted to purchase shares of Marlborough Software Development Holdings Inc. Common Stock, as well, as restricted stock awards. Additional data may be found in the Notes to Consolidated Financial Statements included herewith. Does not include Warrants issued in connection with the Series A Preferred Stock equity investment discussed above.

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

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include Web-to-print, brand management, multi-channel marketing, variable data publishing, and mobile browsing technologies.

Automated Marketing Communication and Print Production Technologies. The Pageflex® product line enables companies across the globe to communicate their marketing messages more easily and effectively. It is the advanced technology for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, in-stream and in-banner videos, and 1-to-1 marketing Web sites.

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

We market our products and acquire customers through a variety of sources including conducting online webinars, email marketing campaigns, social media outreach, search engine optimization and advertising, participation in industry trade shows, trade association sponsorships, and other marketing efforts; relationships with our OEM and technology partners; referrals from our growing customer base; and general brand awareness.

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and supports streaming video from popular media sharing sites such as YouTube and MySpace for mobile phones of all types. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud—computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming. Currently, we are concentrating our resources and efforts on our automated marketing communications and print production variable technologies, and we expect that any sales of our mobile browsing products will be nominal in the short term.

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

Allocation Methodologies

The 2011 data included in the financial statements of MSDH have been derived from the financial statements of Bitstream Inc. utilizing the following methodologies: the MSDH balance sheet generally reflects the financial position of MSDH as if it had been a separate entity as of December 31, 2011. Only those assets and liabilities which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the U.S., have been attributed and included in the 2011 balance sheet of MSDH. The 2011 information included in the MSDH statements of operations reflect revenue directly attributable to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily assigned to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated. Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as head count and product revenue. Certain assets that were used by both Bitstream and MSDH were assigned to MSDH as the primary user of the assets. MSDH charged Bitstream a fee, approximating fair value, for the use of these assets. The fee is netted with the expenses of MSDH in the Statement of Operations and was not material for the year ended December 31, 2011. MSDH’s operating results historically were included in Bitstream’s consolidated U.S. and state tax returns. The 2011 provision for income taxes in MSDH’s financial statements has been determined on a separate-return basis.

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

Cost of revenue from software licenses consists primarily of hosting costs, amortization of intangibles related to the iWay product, amortization of capitalized software related to the Pageflex Storefront products, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

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

Impairment of Goodwill and Other Long-Lived Assets

Under authoritative guidance, goodwill is not amortized, but is required to be reviewed annually for impairment or more frequently if impairment indicators arise. For purposes of testing impairment, MSDH has determined it has one reporting unit. Therefore, goodwill is assessed for impairment based upon an enterprise wide valuation. For purposes of reviewing impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. We conducted impairment assessments as of each balance sheet date presented in the consolidated financial statements and determined that there was no impairment. Although none of the goodwill was impaired, there can be no assurance that, in the future, a material impairment charge will not be required.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. We did not record significant additional reserves during 2012 or 2011. We cannot guarantee that our credit loss rates will not worsen or that we will experience credit loss rates approximating those that we have experienced in the past.

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

Income Taxes

For purposes of MSDH’s consolidated financial statements at December 31, 2012 and the year then ended, income tax expense and deferred tax balances have been recorded based on MSDH taxable income and a stand-alone entity as of the Separation Date. For purposes of MSDH’s consolidated financial statements at December 31, 2011 and the year then ended, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements will differ from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. Balances available to the Company as of the Separation Date have been derived from preliminary data from the consolidated Bitstream tax returns which have not been filed as of the date of this annual report. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a subsidiary within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation.

Our effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various state jurisdictions in which we operate. An estimated effective tax rate for a year is applied to our quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining our effective tax rate and in evaluating its tax positions. We establish reserves when it is deemed more likely than not that we will not realize the full tax benefit of the position. We periodically adjust these reserves in light of changing facts and circumstances.

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

We account for income taxes in accordance with authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This FASB guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

Recent Accounting Pronouncements

The Company reviews and evaluates recent pronouncements that have had or may have a significant effect on our financial statements. The Company has included a discussion of only the recent pronouncements which may have an impact on or are related to our financial condition, results of operations, or disclosures.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. MSDH adopted this guidance effective January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on MSDH’s consolidated financial statements.

In September 2011, the FASB issued guidance which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. MSDH adopted this guidance effective for 2012 impairment tests and the adoption of the new guidance did not have a material effect on its consolidated financial statements.

In July 2012, the FASB issued guidance related to testing an indefinite-lived intangible asset, amending the existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed, is required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. MSDH adopted this guidance effective September 30, 2012 and the adoption did not have a significant effect on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

OVERVIEW

RESULTS OF OPERATIONS (dollar amounts in thousands)

Non-GAAP measures, in thousands, except per share amounts:

We have used a non-GAAP measure for determining the net loss per share allocable to common stockholders for the year ended December 31, 2011. As of December 31, 2011 and for the year ended we had been a wholly-owned subsidiary of Bitstream Inc. and for that year used the historical stock activity of Bitstream Inc. as a proxy for determining our weighted average shares outstanding. This resulted in shares of 10,305. As of the Separation date, we determined it appropriate to determine the weighted average shares outstanding based on the number of shares of MSDH stock distributed at the date of Separation as outstanding for all prior periods. The Consolidated Statements of Operations included in this annual report on Form 10-K discloses the measure utilizing Bitstream historical data as we had reported on the annual report on Form 10-K for the year ended December 31, 2011. A reconciliation of GAAP to non-GAAP results is set forth in the table below:

GAAP

Year Ended December 31, 2011
Net loss allocable to common stockholders	(8,828)

Net loss per share allocable to common stockholders, basic and diluted	$(0.82)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,752

Basic net loss per share of MSDH for the year ended December 31, 2011 is determined by dividing the net loss of MSDH by Bitstream’s historical weighted average number of shares of common stock outstanding during the period.

Non-GAAP

Year Ended December 31, 2011
Net loss allocable to common stockholders	(8,828)

Net loss per share allocable to common stockholders, basic and diluted	$(0.86)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,305

Basic net loss per share of MSDH is determined by dividing the net loss of MSDH by MSDH’s weighted average number of shares of common stock outstanding during the period. MSDH’s outstanding shares from January 1, 2011 to March 19, 2012 were determined to be 10,752 for purposes of calculating Basic net loss per share with no common stock equivalents considered outstanding.

Revenue and Gross Profit:

	Year Ended December 31,				Change
	2012	% of Revenue	2011	% of Revenue
					Dollars	Percent
Revenue
Software licenses	$2,280	30%	$2,793	32%	$(513)	(18)%
Services	5,423	70	5,849	68	(426)	(7)

Total revenue	7,703	100	8,642	100	(939)	(11)
Cost of Revenue
Software licenses	1,052	46	1,103	39	(51)	(5)
Services	2,280	42	2,025	35	255	13

Total cost of revenue	3,332	43	3,128	36	204	7

Gross Profit	$4,371	57%	$5,514	64%	$(1,143)	(21)%

Software License Revenue

We recognize software license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller.

The decrease in revenue from software licenses for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to a decrease in sales from our OEM channel. During the year ended December 31, 2012, our sales continued to be affected by the global economic downturn.

Additionally, the decrease in direct sales during the first quarter of 2012 was affected by the Separation of MSDH from Bitstream and activities related to the merger of Bitstream with Monotype Imaging. These activities began in 2011 and were completed during the first quarter of 2012. Our direct sales showed improvement over the remainder of 2012. We expect with the release of new versions of our products, the stabilization of the iWay product, the localization of the Pageflex Storefront product and our increase in sales and marketing resources, our revenue will increase in 2013 as compared to levels achieved in 2012, though there can be no assurance that such revenue levels can be achieved.

Service Revenue

Services revenue decreased for the year ended December 31, 2012 due primarily to an end-of-life support contract which resulted in non-recurring support revenue during the year ended December 31, 2011, partially offset by increases in consulting services and support during the year ended December, 2012. We expect the revenue from support contracts to increase going forward, however there can be no assurance that this upward trend will be sustained. Consulting, design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

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

Cost of Software License Revenue

The decrease in cost of software license revenue for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily related to a decrease in hosting costs for the browsing product in 2012 resulting from the discontinuance of hosting services for the free-user base of the browsing product. This reduction in cost of licenses was partially offset by increased royalty expense as well as expense related to the amortization of internally developed software. We also incurred increased support infrastructure costs during the year ended December 31, 2012.

Cost of Service Revenue

The increase in cost of services revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to increases in salary and related expenses for additional resources, contractor costs, expendable equipment purchases, and increased facilities costs resulting from added resources. The increase in contractor costs for the year ended December 31, 2012 resulted from costs to transfer our support services to an alternate system, as well as costs related to the setup of a new hosted product offering. Services salary and related expenses decreased during the fourth quarter of 2012 with the reduction in workforce that we announced in August 2012 and we expect a similar expense rate for the first half of 2013.

Operating Expenses:

	Year Ended December 31,				Change
		% of		% of
	2012	Revenue	2011	Revenue	Dollars	Percent
Marketing and selling	$3,948	51%	$3,863	45%	$85	2%
Research and development	5,645	73	7,119	82	(1,474)	(21)
General and administrative	3,263	43	3,208	37	55	2

Total operating expenses	$12,856	167%	$14,190	164%	$(1,334)	(9)%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs.

The increase in M&S for the year ended December 31, 2012 as compared to the year ended December 31, 2011 related primarily to increases in salary and benefit costs, employee travel, sales subcontractors including resources in Poland and Brazil, and facilities related expenses, partially offset by a decrease in tradeshow costs as a result of timing of tradeshows as well as our Pageflex user conference held in 2011but not held during 2012. We expect that M&S expense will not increase as a percentage of sales during 2013.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense decreased for the year ended December 31, 2012, as compared to the year ended December 31, 2011 primarily due to the reduction in R&D resources related to the BOLT browser product development which was discontinued in 2012 as well as a decrease in publishing development resources, partially offset by an increase in stock compensation expense from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012. We expect our R&D costs to decrease in 2013 as compared to 2012 due to the reduction in workforce that we announced in August 2012, reduced expense levels attributable to BOLT development and less stock compensation.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011, consisting primarily of costs associated with reduced allocation of both U.S. and Israeli facilities and depreciation costs, and severance costs resulting from a workforce reduction in the U.S. during the third quarter 2012. These increases were partially offset by a decrease in equipment related costs. We expect our G&A costs to decrease in 2013 as compared to 2012 due to the reduction in workforce that we announced in August 2012 and the non-reoccurrence of Bitstream related stock option compensation expense and transaction costs recorded during the first quarter of 2012 prior to Separation.

Other Income, Net:

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$(27)	0%	$10	0%	$(37)	(370.0)%

Other income consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

	Year Ended December 31,
	2012	% of Revenue	2011	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$200	2.6%	$162	1.9%	$38	23.5%

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill. There was no significant change in the provision for taxes for the years ended December 31, 2012 and 2011.

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances for the year ended December 31, 2011 and for the short period through the Separation date have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The December 31, 2011 deferred tax balances in these consolidated financial statements differed from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits of Bitstream that are included in these financial statements of MSDH have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation. Balances at December 31, 2012 include preliminary amounts available to the Company as of the Separation Date and have been derived from preliminary data from the consolidated Bitstream tax returns which have not been filed as of the date of this annual report on Form 10-K.

The Company’s consolidated financial statements reflect deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, of $3,396 and valuation allowances of $3,585 as of December 31, 2012. The Company has estimated the net deferred tax assets available post-separation from preliminary consolidated tax returns of Bitstream Inc. as discussed above. The decrease in deferred tax assets and valuation allowances for December 31, 2011 is primarily attributable to separate return tax loss and credit carryforwards that are no longer available to the Company post-separation.

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

We account for income taxes in accordance with authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of December 31, 2012, our U.S. operations had generated four consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

The tax loss and credit carry forwards reflected in our consolidated financial statements represent $3,681 of deferred tax assets. The tax carry forwards include U.S. tax carry forwards for federal and state net operating losses, general business credits and state tax credits.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At December 31, 2012, our primary source of liquidity comes from our cash of $2,018. Our cash at December 31, 2012 of $2,018 includes $372 held by our Israeli subsidiary that is not available to fund domestic operations, unless the funds were repatriated. We do not intend to repatriate the funds and if we do we will accrue and pay any applicable taxes on the repatriated funds, as required. The Pageflex and BOLT products historically have been funded directly or indirectly by Bitstream through the historical operations of MSDH as a component of Bitstream or proceeds from the disposition of assets by Bitstream. For the years ended December 31, 2012 and 2011, we incurred net losses of $8,712 and $8,828, respectively. Bitstream contributed capital of $9,005 and $7,887 in cash for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had a working capital deficit of $850.

Our operating activities used cash during the years ended December 31, 2012 and 2011 of $8,475 and $6,973, respectively. The increased usage of cash during the year ended December 31, 2012 as compared to the prior year resulted primarily from a decrease in contributions from working capital accounts of $1,578, a decrease in net loss of $116 and a decrease in the add-backs of non-cash expense items of $41. Cash used in operating activities has historically been affected by the amount of net loss, changes in working capital accounts and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used by investing activities during the years ended December 31, 2012 and 2011 was $917 and $964, respectively. Cash used in investing activities during the year ended December 31, 2012 consisted of the capitalization of internally developed software of $647, purchases of property and equipment of $201, and increases to restricted cash of $69. Cash used in investing activities in 2011 consisted of the capitalization of internally developed software of $688, cash paid for the purchase of property and equipment of $261, and the additions of intangible assets of $15.

Our financing activities for the years ended December 31, 2012 and 2011 provided cash of $10,859 and $7,887, respectively. Cash provided by financing activities during the year ended December 31, 2012 consists of contributions from former parent Bitstream of $9,005 as well as proceeds of $1,854 from the issuance of preferred stock and warrants, net of financing costs. Cash provided by financing activities during the year ended December 31, 2011 consisted of contributions from former parent Bitstream of $7,887.

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136, subsequently increased to $260 in conjunction with the assignment to MSDH, to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset included in other assets on our consolidated balance sheets.

In January 2011, Bitstream Israel Ltd., a wholly-owned subsidiary of MSDH, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384. This lease agreement also required us to obtain a bank guarantee backed by our cash deposits in the amount of approximately $56 to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our balance sheets.

The future minimum annual lease payments under our leased facilities and equipment as of December 31, 2012, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2013	$667
2014	556
2015	570
2016	578
2017	590
Thereafter	1,014

Total	$3,975

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

The consolidated financial statements presented herewith have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Separation from Bitstream Inc. has disrupted and may continue to disrupt our business and management, negatively affecting our business, operating results or financial condition and may cause other risks to the Company. MSDH has suffered recurring losses from operations, both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent and an accumulated deficit of $44,880 as of December 31, 2011 and $8,915 as of December 31, 2012 after giving effect to the Separation and Distribution. After Separation, the Company has sought third party investors to reduce the Company’s liquidity risks.

MSDH received an equity commitment from two investors on October 10, 2012 in the aggregate amount of $2,000 in exchange for 597 shares of 6.5% redeemable preferred stock and 2,985 common stock warrants. The investors would be required to purchase an additional $1.5 million of Units from the Company if, as of the six months ended June 30, 2013 (i) the Company has total revenues equal to or exceeding $7,000; and (ii) the Company has EBITDA equal to or exceeding $750. The Company does not currently expect to achieve either of these milestones during the six months ended June 30, 2013 and therefore does not anticipate a second closing for any additional Units. In addition, the Company received commitments from certain customers with terms including the prepayment of software licenses in the aggregate amount of $850 payable over a nine month period beginning with the fourth quarter 2012, subject in each case to the Company continuing to provide service and support to these customers. The first $425 was received during the fourth quarter of 2012 with the remaining $425 due during our first and second quarters of 2013. Additionally, MSDH announced on August 27, 2012 that it had restructured its global workforce eliminating 28 positions, including 7 contractors, a reduction in our workforce of approximately 26%.

Management believes that with its current operating plan and anticipated cash flows in the next year, cash will be sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. In October 2012, the Company engaged a financial advisory firm to assist the Company with exploring its strategic alternatives. There can be no assurance that additional financing sources of capital would be available on terms favorable to us, if at all. In addition, MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

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

MSDH also has agreed to indemnify, defend and hold harmless Bitstream, its affiliates and their successors and assigns from, against and in respect of any liabilities and obligations of Bitstream relating to certain fees and expenses of the Bitstream Merger and Distribution, severance costs, lease termination fees and similar items not otherwise accounted for in the calculation of the final merger consideration, which amounts are not expected to be material to MSDH. The Company and Bitstream have entered into a tax indemnity agreement (the “Tax

Indemnity Agreement”) pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution. Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $11,000 as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards. There can be no assurance that the Internal Revenue Service or another taxing authority will concur that no taxes will be incurred by Bitstream as a result of Distribution, either because the value of the MSDH as of the date of the Distribution differs from the expected value of the MSDH stock at that time as currently projected or for other reasons. Any liabilities that MSDH may incur under the Tax Indemnity Agreement will adversely affect MSDH’s financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company this information is not required of the Company and the Company has elected not to provide the disclosure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Supplementary Data are provided under Part IV, Item 15 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the acquisitions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm, regarding internal control over financial reporting. Our management report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the independent registered public accounting firm attestation requirement.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical Information

The following table lists the names, ages and positions of all of our directors and executive officers as of March 15, 2013. There are no family relationships between any director or executive officer and any other director or executive officer of MSDH. Executive officers serve at the discretion of the Board of Directors.

Name	Age	Position
Raul K. Martynek	47	Chairman of the Board of Directors
Amos Kaminski	82	Director
Jonathan H. Kagan	56	Director
Melvin L. Keating	65	Director
Pinhas Romik	66	President and Chief Executive Officer
James P. Dore	54	Executive Vice President and Chief Financial Officer
Costas Kitsos	52	Vice President of Engineering
Elly Perets	42	Vice President of Sales and Marketing

Raul K. Martynek has been a director and served as the chairman of the board of directors of MSDH since our incorporation in July 2011 and previously as a director of Bitstream since his election on May 27, 2010 and through the Separation Date. Mr. Martynek was most recently the CEO and a Director of Voxel Dot Net, Inc., a provider of hybrid cloud hosting and managed services from January 2011 until April 2012. Voxel was acquired by Internap Network Services (NASDAQ: INAP) in December 2011. He also served as a director of Broadview Networks Holdings, Inc. (“Broadview”), a network-based business communications provider, from August 2007 to October 2012, and was a director of Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, from December 2009 to October 2012. From May 2008 to December 2009, he served as a Senior Advisor to Plainfield Asset Management, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom from January 2009 until December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from Binghamton University and a Master in International Affairs from Columbia University School of International and Public Affairs. The Nominating and Corporate Governance Committee determined that Mr. Martynek is qualified to serve as a director of MSDH because he possesses particular knowledge and experience, including prior operational and leadership experience in the technology industry.

Amos Kaminski has served as a director of MSDH since our incorporation in July 2011. Until the Separation Date he had been Chairman of the Board of Bitstream since August 2010 and a director of Bitstream since 1985. He was previously Chairman of the Board of Bitstream from 1991 through 1996. Mr. Kaminski founded Interfid Ltd., a venture capital firm, in 1984 and has served as its President and on its Board of Directors since its formation. Mr. Kaminski is also the founder, President and Chairman of the Board of Directors of AFA Asset Services, Inc., a private real estate asset management company, and Chairman of the Board of Directors of Interfid Capital, Inc. The Nominating and Corporate Governance Committee determined that Mr. Kaminski is qualified to serve as a director of MSDH because he possesses particular knowledge and experience in financial markets and the software industry, as well as specific knowledge and experience in MSDH’s industry and markets of operation.

Jonathan H. Kagan has served as a director of MSDH since our incorporation in July 2011. Until the Separation Date he had been a director of Bitstream since his appointment in February 2010. Since January 2006, Mr. Kagan has been a Managing Principal of Corporate Partners LLC and in addition until February 2009, Mr. Kagan was also a Managing Director of Lazard Alternative Investments LLC. Previously, from 1990, Mr. Kagan was a Managing Director of Corporate Partners I through December 2000, and of Centre Partners Management LLC through 2001, which managed the Centre Capital Funds. Over the last five years, Mr. Kagan has served on the Board of Directors of Gevity HR. He began his career in the investment banking division of Lazard in 1980 and became a General Partner in 1987. At Lazard, Mr. Kagan helped head the corporate finance and capital markets areas. Mr. Kagan received an M.A. from Oxford University and an A.B. from Harvard College. The Nominating and Corporate Governance Committee determined that Mr. Kagan is qualified to serve as a director of MSDH because he possesses particular knowledge and experience in financial markets and with several industries including the software industry.

Melvin L. Keating has served as a director of MSDH since our incorporation in July 2011. Until the Separation Date he had been a director of Bitstream since his election on May 27, 2010. Mr. Keating has served as a consultant to various private equity firms since October 2008, and has served as a director of various corporations as described below. From October 2005 through October 2008, Mr. Keating was President and CEO of Alliance Semiconductor Corp., in Santa Clara, CA, a worldwide manufacturer and seller of semiconductors (Nasdaq). He is currently Chairman of the Board of Red Lion Hotels (NYSE); Chairman of the Board of BluePhoenix Solutions (Nasdaq); and a director of API Technologies (Nasdaq); and Crown Crafts (Nasdaq). Mr. Keating holds both an MS in Accounting and an MBA in Finance from the Wharton School at the University of Pennsylvania. He also holds a BA in Art History from Rutgers University. The Nominating and Corporate Governance Committee determined that Mr. Keating is qualified to serve as a director of MSDH because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

Pinhas Romik has served as the President and Chief Executive Officer of MSDH since the Separation Date and previously had served as Bitstream’s General Manager of Pageflex since March 2011. Mr. Romik is not currently an officer or director of any other U.S. public company. Mr. Romik has extensive experience in marketing electronic products and services in the U.S., Europe and the Far East. From February 2009 until the present, Mr. Romik has served as a director of VIRS Photonics. From November 2008 to December 2010, Mr. Romik served as a director of BZeek Inc. From January 2006 to November 2008, Mr. Romik served as the chief executive officer of Skill Poker LTD. In 2004, Mr. Romik founded Duplicate (2007) Inc., an online poker site. In 2000, Mr. Romik founded Duplicate.com (formerly e-bridge, Inc.), at the time the largest bridge tournament site on the internet, which he sold in 2004. In 1992, Mr. Romik founded RDC Communications, a wireless data communications company with sales in over 20 countries. From 1992 through the sale of RDC to Marconi Communications in 1999, Mr. Romik served in various management positions at RDC, including President & CEO, and Executive Director. From 1974 to 1992 Mr. Romik worked at various engineering and management positions for Tadiran Electronics Industries, then the largest Israeli electronic company. At his last position at Tadiran, Mr. Romik was General Manager of its Communications Systems Division, designing, manufacturing and selling military and civilian communications and computer equipment. Mr. Romik also currently serves as Vice President of the Israel-Poland Chamber of Commerce, as a member of two important Polish economic forums, and manages several Polish green energy projects in agriculture, solar energy, and bio-energy. Mr. Romik has a B.S. degree in Physics from Tel-Aviv University.

James P. Dore has served as Executive Vice President and Chief Financial Officer of MSDH since the Separation Date and previously had served as Bitstream’s Vice President and Chief Financial Officer since March 2003. From June 1999 to March 2003, he served as Bitstream’s Corporate Controller. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. a developer and marketer of supply chain and warehouse management business software. He also served as Celerity’s Chief Financial Officer and Treasurer from April 1999 to June 1999. Mr. Dore has over 20 years of service in various senior financial positions, is a C.P.A. and holds a B.S. degree, with distinction, from Clarkson University.

Costas Kitsos has served as Vice President of Engineering of MSDH since the Separation Date and previously had been Vice President of Engineering at Bitstream since November 1999. Mr. Kitsos heads engineering for the Pageflex automated marketing communication and print production software products and also serves as the principal architect. From October 1998 to November 1999, he served as Director of Research and Development of Bitstream. From November 1996 to October 1998, he was a Senior Software Engineer at Bitstream. Mr. Kitsos is a veteran software developer with over 15 years of experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

Elly Perets has served as Vice President of Sales and Marketing of MSDH since the Separation Date and previously until the Separation Date had served as Vice President of Sales and Marketing for Bitstream’s Pageflex product line as an independent consultant since July 2011 and as an employee since January 1, 2012. Mr. Perets previously spent 17 years in sales operations formation, development and management for a variety of products and technologies, including consumer goods, components, and technology-based products. Mr. Perets has a strong background in the establishment of worldwide sales forces, distribution channels, alliances and partnerships in the graphics industry. Prior to joining Bitstream, Mr. Perets held the position of Project Director at the Goldratt Group, expanding and implementing the Sales & Marketing application of the Theory of Constraints (TOC) from May 2009 to June 2011. Before that, Mr. Perets was Vice President of Sales and Marketing for Press-sense Ltd., the company that developed and marketed what is now Pageflex iWay product from August 2001 to May 2009. Mr. Perets holds a Law degree (L.L.B) and a Business degree from the Interdisciplinary Center, Herzlia, Israel, as well as a Master of Science in Engineering (M.S.E.) from University of Pennsylvania, Philadelphia, PA, Wharton business school and School of Engineering & Applied Science.

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

Audit Committee

The Audit Committee consists of Messrs. Kagan, Keating and Martynek, with Mr. Keating as its chairman. The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent registered public accountants. The Audit Committee also oversees management’s performance of its duties with respect to maintaining the integrity of our accounting and financial reporting and our systems of internal controls, the performance and qualifications of the independent accountants (including the independent accountant’s independence), and our compliance with legal and regulatory requirements. The Audit Committee establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and the confidential and anonymous submission by employees and others regarding questionable or possibly fraudulent actions or activities. The Audit Committee acts pursuant to a written charter, which may be found on our website at: http://www.pageflex.com/corporate/investor.

Compensation Committee

The Compensation Committee consists of Messrs. Kaminski, Keating and Martynek, with Mr. Kaminski as its chairman. The Compensation Committee establishes salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers our benefit plans and administers the issuance of stock options and other awards under our equity compensation plans to all our employees and directors, including the members of such committee. The committee also reviews, and recommends to the full Board, the compensation and benefits for non-employee Directors. The Compensation Committee acts pursuant to a written charter, which may be found on our website at: http://www.pageflex.com/corporate/investor.

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

Nomination of Candidates for Director

When evaluating potential candidates for directors, the Nominating and Corporate Governance Committee (the “Nominating Committee”) considers individuals recommended by members of the Nominating Committee, other Directors, members of management, and shareholders or self-nominated individuals; as may be applicable. The Nominating Committee is advised of all nominations that are submitted to us and determines whether it will further consider the candidates using the criteria as described in its charter. The Committee may from time to time seek and receive recommendations on board candidates from third parties, including security holders, and while recommendations from significant security holders might receive greater initial consideration we generally would seek to apply the same criteria that would be applied in evaluating other candidates to these recommended candidates. After the Nominating Committee has completed its evaluations, it presents its recommendations to the full Board of Directors for its consideration and approval. In presenting its recommendations, the Nominating Committee also reports on other candidates who were considered but not selected. There have not been any material changes to this procedure. We will report any material change to this procedure in a quarterly or annual filing with the Securities and Exchange Commission and any new procedure will be available through the Corporate Governance link on our website at http://www.pageflex.com/corporate/investor.

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

The following disclosure sets forth information concerning the compensation of MSDH’s named executive officers, as defined in Item 402 of Regulation S-K, as of December 31, 2012. Historical information required by Item 402 of Regulation S-K is being provided with respect to the officers and directors of Bitstream as a result of MSDH having been a wholly-owned subsidiary of Bitstream prior to the spin-off of MSDH from Bitstream on March 14, 2012 and the continuity of management between Bitstream and MSDH after the spin-off.

SUMMARY COMPENSATION TABLE

(All amounts in dollars)

The following table sets forth certain summary information concerning compensation paid for the year ended December 31, 2012 by MSDH to its named executive officers, as such term is defined in Item 402 of Regulation S-K (the “Named Executive Officers” or “NEOs”). Historical compensation for the year ended December 31, 2011 are derived from the compensation they earned from Bitstream while performing similar functions for the former parent company.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Options/ Warrants ($)(3)	Non-Equity Incentive Plan Comp ($)(4)	All Other Compensation ($)		Total ($)
Pinhas Romik	2012	199,455	20,000	19,140	—	44,415	(5)	283,010
President and Chief Executive Officer of MSDH (Principal Executive Officer)	2011	189,540	—	—	—	56,840	(5)	246,380
James P. Dore	2012	189,963	—	10,106	—	7,500	(6)	207,569
Vice President & CFO (Principal Financial Officer)	2011	185,000	—	—	220,000	6,150	(6)	411,150
Costas Kitsos	2012	184,829	—	10,106	—	14,500	(7)	209,435
Vice President of Engineering	2011	180,000	30,968	—	137,000	6,000	(7)	353,968
Elly Perets	2012	141,220	—	10,106	—	23,157	(8)	174,483
Vice President of Sales and Marketing

(1)	Base salaries for 2012 remained unchanged from the levels approved previous to the Separation from Bitstream by Bitstream’s Compensation Committee. In August and in December 2012, the NEOs voluntarily took a temporary decrease in salaries to be re-evaluated after 7 months. The Compensation Committee did not approve or award any increases in base salary for any of the named executive officers during 2012. Amounts for Messrs. Romik and Perets have been converted from their local Israeli Shekel to U.S. dollars using the average exchange rate for the period.
(2)	Amounts reported represent the aggregate grant date fair value of restricted stock awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the restricted stock awards made during each year. On September 10, 2012, Mr. Romik received a restricted stock award of 50,000 shares of MSDH common stock with a grant date fair value of $0.40 per share. On November 10, 2011 Mr. Kitsos received a restricted stock award of 5,600 shares of Bitstream Class A Common Shares with a grant date fair value of $5.53 per share.
(3)	Amounts reported represent the aggregate grant date fair value of stock option awards computed in accordance with ASC Topic 718 made during each year. On September 10, 2012, MSDH granted stock options in the amounts of 79,200 options each to Messrs. Dore, Kitsos, and Perets, and 150,000 options to Mr. Romik, with a grant date fair value of $0.1276. These amounts do not recognize the actual value that may be realized by each officer.
(4)	Represents actual annual incentive compensation payments to each officer pursuant to our annual incentive plan. Each of Messrs. Dore and Kitsos were paid $20,000 in performance based bonuses that were paid in 2011. In addition, Messrs. Dore and Kitsos were awarded additional bonuses of $200,000 and $117,000, respectively, for 2011 performance that were determined and paid in March 2012.

(5)	Represents $26,000 paid as a consultant for the period in 2011 prior to being hired as an employee and benefits derived for our employees based in Israel including company expenses for a company car of $19,947 and $11,000 and other benefits of $24,468 and $19,840 for 2012 and 2011, respectively.
(6)	Represents matching contributions by MSDH and previously Bitstream for the account of the Named Executive Officer under their 401(k) Plan.
(7)	Represents matching contributions by MSDH and previously Bitstream for the account of the Named Executive Officer under their 401(k) Plan of $7,500 for 2012 and $6,150 for 2011. In addition, 2012 includes $7,000 for legal expense associated with Mr. Kitsos’ offer letter from MSDH.
(8)	Represents benefits derived for our employees based in Israel including company expenses for a company car of $16,734 and other benefits of $6,423.

Plan Based Awards

The following table provides information as to the grants of plan-based awards by Bitstream to those Named Executive Officers who receive a plan-based award grant during 2012. The table identifies the threshold (or minimum amount payable other than zero), target payable if specified performance goals are achieved, and maximum values of the 2012 incentive plan awards for each of the named executive officers.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated possible payouts under Non-Equity Incentive Plan Awards(1)			Grant Date	Stock Awards: Number of Restricted Shares of Stock (#)(2)	Number of Securities Underlying Options Granted (#)	Full grant date fair value of each equity award ($)(3)
		Threshold $	Target $	Maximum $
Pinhas Romik	02/24/2012	—	220,000	—	09/10/12	50,000	150,000	39,140
James P. Dore	02/24/2012	—	101,750	—	09/10/12	—	79,200	10,106
Costas Kitsos	02/24/2012	—	99,000	—	09/10/12	—	79,200	10,106
Elly Perets	02/24/2012	—	99,000	—	09/10/12	—	79,200	10,106

(1)	Amounts represent target amounts payable to each officer pursuant to MSDH’s annual incentive plan, which plan does not have specific thresholds or maximums.
(2)	Amounts represent stock awards of restricted shares of Common Stock. These stock awards vested immediately upon issuance.
(3)	Amounts represent the full grant date fair value assuming the closing price of MSDH’s common stock on the date of grant for the restricted award and full grant fair value of the options granted based on an exercise price of $0.67 with a closing price of $0.40 per share of MSDH’s common stock for the option grant, as provided for in the MSDH’s 2012 Incentive Compensation Plan.

Outstanding Equity Awards at December 31, 2012

The following table sets forth, the number of unexercised MSDH options held by each Named Executive Officer as of December 31, 2012, the exercise price and expiration date of each award.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

Name	Option Awards(1)				Stock Awards(2)
	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Exercise Price	Expiration Date	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)	Grant Date
	Exercisable	Unexercisable
Pinhas Romik	—	150,000	0.6700	09/10/22
James P. Dore	12,667	—	0.5089	02/13/13
	25,000	—	0.4520	08/02/14
	30,000	—	0.6649	02/07/15
	25,000	—	1,2651	08/03/16
	20,000	—	2.3084	05/24/17
	15,000	—	1.7483	05/20/18
	15,000	—	1.5323	08/19/19
	15,000	—	1.9758	08/12/20
	—	79,200	0.6700	09/10/22
Costas Kitsos	25,000	—	0.4520	08/02/14
	25,000	—	1.2651	08/03/16
	20,000	—	2.3084	05/24/17
	15,000	—	1.7483	05/20/18
	15,000	—	1.5323	08/19/19
	15,000	—	1.9758	08/12/20
	—	79,200	0.6700	09/10/22
Elly Perets	—	79,200	0.6700	09/10/22

(1)	All options outstanding as of December 31, 2012 have ten-year terms. All MSDH options granted after the Separation Date under the 2012 Incentive Compensation Plan, vest over a four-year period in equal installments of 25% on the first, second, third, and fourth anniversary of the award. MSDH options issued due to Separation and the split of the outstanding Bitstream Options just prior to the Separation Date maintained the terms of the original Bitstream options including their 10 year terms. Vesting of all of these options was accelerated in full upon completion of the Bitstream Merger.
(2)	At December 31, 2012, there were no outstanding restricted stock awards that had not vested.

Value Realized from Stock Options and Stock Appreciation Awards

The following table sets forth the number of MSDH options exercised and the value each Named Executive Officer realized during 2012. As of December 31, 2012, MSDH has not awarded any stock appreciation rights.

OPTION EXERCISES AND STOCK VESTED DURING 2012

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Pinhas Romik	—	—	50,000	20,000
James P. Dore(2)	107,667	237,251	9,750	42,529
Costas Kitsos(2)	65,000	117,589	15,350	66,956
Elly Perets	—	—	—	—

(1)	The “value realized” represents the total value of gains on the date of exercise based on the actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options, without deducting taxes or commissions paid by employee.
(2)	Amounts for Messrs. Dore and Kitsos represent in-the-money Bitstream stock options and stock awards vested and exercised due to the Bitstream Merger. The value received was based on the merger consideration paid of $4.36197.

EXECUTIVE AGREEMENTS

All of the NEOs are employed on an at-will basis by MSDH and, except for Mr. Perets, had entered into severance agreements (the “Severance Agreements”) with Bitstream, which were assigned to MSDH, in the event of a “Change in Control” as described below. These agreements had an original term expiring on April 15, 2012, except for Mr. Romik whose agreement had an expiration date of August 31, 2012, and shall thereafter be automatically renewed for successive one-year terms unless MSDH has notified the NEO of its election not to renew the term of the agreement not less than 120 days before the expiration of the (then) current term. The severance agreements with Messrs. Dore and Kitsos have an initial term trough April 15, 2014. Immediately subsequent to the separation of MSDH from Bitstream, MSDH fixed the base salaries of Messrs. Dore and Kitsos at $203,500 and $198,000, respectively, and determined to pay a discretionary cash bonus to Mr. Dore of $200,000 and to Mr. Kitsos of $117,000, which amounts were paid in March 2012.

Potential Payments upon Termination Following a Change-in-Control

The Severance Agreements with MSDH’s NEOs provide certain benefits upon the termination of employment after a change in control (a “Change in Control”) as defined in the agreement. Under these agreements, the NEO shall be entitled to severance benefits if terminated within twenty-four months of a Change in Control, unless such termination is due to the NEO’s death or disability, or is by MSDH for Cause, or is by the NEO for other than Good Reason.

If, after any Change in Control shall have occurred, the NEO’s employment shall be terminated within twenty-four months of the date of such Change in Control either (i) by MSDH other than for death, disability or Cause, or (ii) by the NEO for Good Reason, the NEO shall be entitled to the following severance benefits under the terms of the Severance Agreements:

•

MSDH shall pay the NEO’s full base salary through the date of termination at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any Change in Control. MSDH also shall pay the NEO the amount, if any, of any unpaid earned annual bonus for the preceding fiscal year. In addition, MSDH shall continue in full force and effect through the date of termination the NEO’s participation in all stock ownership, stock purchase, stock option and restricted stock plans; all health and welfare benefit plans; and all insurance and disability plans as may be in effect at the date of the Change in Control.

•

MSDH shall pay as severance benefits to the NEO on or before the fifth day following the date of termination of employment, a lump sum payment equal to 6 times the NEO’s base monthly salary in the case of Mr. Romik, 1.75 times the NEO’s base annual salary in the case of Mr. Dore, and 1.0 times the NEO’s base annual salary in the case of Mr. Kitsos based on their agreements with MSDH relating to the assignment and assumption of their Severance Agreements by MSDH, at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any Change in Control.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2012, Messrs. Kaminski, Keating and Martynek, fulfilled all functions of the Compensation Committee of the Board of Directors of MSDH with regard to determining compensation of executive officers of MSDH. No member of the Compensation Committee of MSDH was at any time in 2012 or at any other time an officer or employee of MSDH, and no member had any relationship with MSDH requiring disclosure as a related-person transaction in the section “Certain Relationships and Related Person Transactions.” No executive officer of MSDH has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or Compensation Committee at any time in 2012.

DIRECTOR COMPENSATION

The following disclosure sets forth information concerning the compensation of MSDH’s board of directors as of December 31, 2012. MSDH’s current director compensation guidelines stipulate that each director who is not an employee is entitled to receive $35,000 in cash compensation for service as a director and that each new non-employee director be awarded 25,000 restricted shares. In addition, our non-employee Chairman of the Board is entitled to receive an additional $15,000 in cash compensation for his service as Chairman. For the year ended December 31, 2012, Messrs. Keating, Kaminski, and Kagan each received $35,000; and Mr. Martynek received $50,000. In addition, Mr. Keating received $4,000 in cash compensation for his service on the Special Committee working with the financial advisory firm engaged on October 31, 2012 to advise the Board on strategic alternatives. Except for these cash compensation payments, no member received any other compensation for service on committees of the MSDH board of directors. The following table provides information on the compensation of MSDH’s directors for the fiscal year ended December 31, 2012.

DIRECTOR COMPENSATION TABLE(1)

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards ($)(1)		Total ($)
Jonathan Kagan	35,000	3,828	(2)	38,828
Amos Kaminski	35,000	3,828	(3)	38,828
Melvin L. Keating	35,000	3,828	(4)	38,828
Raul K. Martynek	50,000	4,466	(5)	54,466

(1)	Compensation amounts for stock options represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the stock option awards made during 2012. Grant date fair value was calculated using the Black Scholes valuation methodology. These amounts do not represent the actual value that may be realized by the Directors.
(2)	As of December 31, 2012, Mr. Kagan had options to purchase 30,000 shares of MSDH common stock.
(3)	As of December 31, 2012, Mr. Kaminski had an aggregate of options to purchase 70,000 shares of MSDH common stock. Mr. Kaminski also holds warrants to purchase 1,492,535 shares of MSDH common stock issued as a component of his investment in MSDH of approximately $1 million in MSDH Series A Preferred Stock.
(4)	As of December 31, 2012, Mr. Keating had options to purchase 30,000 shares of MSDH common stock.
(5)	As of December 31, 2012, Mr. Martynek had options to purchase 35,000 shares of MSDH common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Class A Common Stock of the Company to file with the Securities and Exchange Commission, statements of beneficial ownership and changes in beneficial ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of the copies of such forms received by the Company, and on written representations from certain reporting persons, we believe that with respect to the year ended December 31, 2012, our directors, officers and ten-percent stockholders timely filed all such required forms, except as set forth in the table below:

Name of Director, Executive Officer or 10% Beneficial Owner	Late Report(s)	Late Transaction(s)
Jonathan Kagan (director)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	49,300 Common Shares issued with spinout from Bitstream at 03/14/2012.

Amos Kaminski (director)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	393,300 Common Shares and 40,000 options to purchase common shares issued with spinout from Bitstream at 03/14/2012.

	Form 4 filed 11/26/2012	Acquired Warrants (right to buy) 1,492,535 common shares on 10/11/2012.

Melvin Keating (director)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	44,300 Common Shares issued with spinout from Bitstream at 03/14/2012.

Raul Martynek (director)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	37,530 Common Shares issued with spinout from Bitstream at 03/14/2012.

James Dore (officer)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	25,000 Common Shares and 195,000 options to purchase common shares issued with spinout from Bitstream at 03/14/2012.

Costas Kitsos (officer)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

	Form 4 filed 04/3/2012	28,300 Common Shares and 115,000 options to purchase common shares issued with spinout from Bitstream at 03/14/2012.

Pinhas Romik (officer)	Form 3 filed 04/3/2012	Initial report for reporting person as of 03/08/2012 with no securities beneficially owned.

Trent Stedman ( 10% Holder)	Form 3 filed 04/12/2012	Initial report for reporting person as of 04/03/2012 with 1,586,762 securities beneficially owned.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless otherwise indicated, the following table sets forth certain information as of February 28, 2013, with respect to shares of our common stock owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to us to own beneficially more than 5% of our common stock, by each director, executive officer of MSDH, and by all directors and executive officers of MSDH as a group. As of February 28, 2013, there were 10,801,609 issued and outstanding shares of our common stock. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of our common stock if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days following February 28, 2013. As used herein “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

Name and Address(2)	Number(1)	Percent of Common Stock(1)
Principal Stockholders
Columbia Pacific Opportunity Fund, L.P.(3) 1910 Fairview Avenue East, Suite 500 Seattle, WA 98102	2,156,331	19.96%
The Altshuler Shaham Group, in its management capacity for certain provident and pension funds (4) c/o MSDH 500 Nickerson Road, Marlborough MA 01752	1,492,535	12.14%
New Vernon Aegir Master Fund Ltd(5) 799 Central Ave. Suite 350 Highland, IL 60035	1,135,462	10.51%
Mr. Trent Stedman(5) c/o New Vernon Partners LLC 799 Central Ave. Suite 350 Highland, IL 60035	72,394	0.67%
Mr. Thomas Patrick(5) c/o New Vernon Partners LLC 799 Central Ave. Suite 350 Highland, IL 60035	378,906	3.51%
Mr. Michael Self, Lake Union Capital Fund, L.P. and Lake Union Capital Management, LLC, as a group(6) 601 Union Street Seattle, WA 98101	934,119	8.65%
Directors and Executive Officers of Bitstream
Jonathan Kagan(7)	49,300	*
Amos Kaminski(8)	1,925,835	15.61%
Melvin Keating	44,300	*
Raul Martynek	37,530	*
James P. Dore(9)	182,667	1.67%
Costas Kitsos(10)	143,300	1.31%
Pinhas Romik	65,000	*
Elly Perets	0	*
All directors and executive officers of MSDH as a group (8 persons)(7)(8)(9)(10)	2,447,932	19.42%

*	Less than one percent

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. The information presented with respect to the Principal Stockholders is based on reports of beneficial ownership on Forms 3 and 4, and Schedules 13D and 13G delivered to MSDH pursuant to the Exchange Act and such other information as may have been provided to MSDH by any such Principal Stockholder reporting ownership of shares of Common Stock of MSDH. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.
(2)	Unless otherwise indicated, the address of each director and officer listed is: c/o Marlborough Software Development Holdings Inc., 500 Nickerson Road, Marlborough, MA 01752-4695.
(3)	Based upon the information provided pursuant to a joint Schedule 13G filed with the SEC on February 14, 2013 by Columbia Pacific Opportunity Fund L.P. (the “Fund”). Columbia Pacific Advisors LLC (the “Adviser”) has the sole power to vote or direct the vote of, and to dispose or direct the disposition of the shares owned by the Fund. Alexander B. Washburn, Daniel R. Baty, Stanley L. Baty and Brandon D. Baty are the managing members of the Adviser and share voting and disposition power over the securities held by the Fund.
(4)	Based on the issuance of 597,014 shares of MSDH 6.5% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) with voting right on a one-for-five basis with Common, and warrants (the “Warrants”) to purchase up to 1,492,535 shares of the Company’s common stock (the “Warrant Shares”) which are immediately exercisable.
(5)	Based upon the information provided pursuant to a joint statement on Schedule 13D filed with the SEC on April 12, 2012 by the group. New Vernon Aegir Master Fund Ltd. directly beneficially owns 1,135,462 shares of Common Stock over which it has sole voting and dispositive power. Mr. Stedman directly beneficially owns 72,394 shares of Common Stock over which he has sole voting and dispositive power. Mr. Patrick directly beneficially owns 378,906 shares of Common Stock over which he has sole voting and dispositive power. New Vernon Investment Management LLC is the investment advisor of New Vernon Aegir Master Fund Ltd. and, as such, may be deemed to have voting and dispositive power over the shares of Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. New Vernon Partners LLC is the investment manager of New Vernon Aegir Master Fund Ltd. and, as such, may be deemed to have voting and dispositive power over the shares of Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. Mr. Stedman is a portfolio manager of New Vernon Investment Management LLC. In such capacity, Mr. Stedman controls the trading of securities held by New Vernon Aegir Master Fund Ltd. As a result of such role and otherwise by virtue of his relationship to New Vernon Aegir Master Fund Ltd., New Vernon Partners LLC and New Vernon Investment Management LLC, Mr. Stedman may be deemed to have voting and dispositive power over the shares of Common Stock directly beneficially owned by New Vernon Aegir Master Fund Ltd. and, accordingly, may be deemed to indirectly beneficially own such shares. As a result, Mr. Stedman may be deemed to beneficially own a total of 1,207,856 shares of Common Stock. Thomas Patrick is a member of New Vernon Investment Management LLC. By virtue of his relationship with New Vernon Investment Management LLC, Mr. Patrick may be deemed to be part of a group with Mr. Stedman and New Vernon Investment Management LLC, New Vernon Aegir Master Fund Ltd. and New Vernon Partners LLC with respect to the Common Stock of MSDH. Messrs Patrick and Stedman share voting and dispositive power over the securities held by New Vernon Partners LLC.
(6)

Based on information provided in a joint statement on Schedule 13G/A filed with the SEC on February 5, 2013. Lake Union Capital Fund, LP directly beneficially owns 895,519 shares of Common Stock over which it has shared voting and dispositive power. Lake Union Capital Management, LLC directly beneficially owns 38,600 shares of Common Stock over which it has shared voting and dispositive power. Lake Union Capital Management, LLC is the general partner of Lake Union Capital Fund, LP and Michael Self is the managing member of Lake Union Capital Management, LLC. Accordingly, Lake Union Capital Management, LLC and Michael Self are deemed to beneficially own the shares of Common Stock of MSDH owned by Lake Union Capital Fund, LP. Mr. Self has voting and dispositive control of the securities held by Lake Union Capital Fund, LP and Lake Union Capital Management, LLC. As a result, Mr. Self and Lake Union Capital Management, LLC may be deemed to beneficially own 934,119 shares of Common Stock.
(7)	Includes 1,000 shares held by Mr. Kagan’s son and for which Mr. Kagan may be considered a beneficial owner.
(8)	Includes 40,000 shares issuable to Mr. Kaminski upon the exercise of options and 1,492,535 shares issuable upon the exercise of warrants issued as part of Mr. Kaminski’s investment in the Company’s Series A Redeemable preferred Stock. The number of shares does not include Redeemable Preferred shares themselves, which have voting rights equivalent to 1,492,535 common shares.
(9)	Includes 157,667 shares issuable to Mr. Dore upon the exercise of options.
(10)	Includes 115,000 shares issuable to Mr. Kitsos upon the exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 10, 2012, the Company completed a private placement of securities with two accredited investors, including Amos Kaminski, a member of the board of directors of the Company. See Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchase of equity securities—Equity Investment, for further details.

On October 31, 2012, the Company signed an engagement letter with a financial advisory firm to advise on strategic alternatives. One of the Company’s board members is also the managing principal of the firm engaged to provide the consulting services. With the exception of a retainer of $10,000 compensation for services rendered pursuant to this agreement will be contingent upon specific transaction objectives.

In addition, the Company has entered, or will enter into various arrangements with Bitstream which set forth both companies’ duties and responsibilities in the separation and distribution. Please see “Arrangements Between Bitstream and MSDH” for further details. Except for these intercompany arrangements, there were no other related person transactions of MSDH or Bitstream from January 1, 2011 through the date of this filing requiring approval or disclosure.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PWC”) was the Company’s independent registered public accountants for fiscal year 2011. On April 20, 2012, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors approved the engagement of Moody, Famiglietti & Andronico, LLP (“MFA”) as the Company’s new independent registered public accounting firm. We retained our independent registered public accounting firms, MFA and PWC, to provide services in the following categories and amounts:

	Years Ended December 31,
	2012	2011
Audit fees(1)	$126,500	$350,000
Audit-related fees(2)	—	—
Tax fees(3)	10,500	157,000

Total all fees	$137,000	$507,000

(1)	Audit fees consist of fees for the audit of our financial statements and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. The Company did not engage MFA or PWC for audit related services during these periods.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice, and tax planning. This category includes fees related to the preparation and review of federal, state, and international tax returns.

Our Audit Committee annually considers whether the provisions of non-audit services by our principal auditors is compatible with maintaining auditor independence and concluded that all such services provided during 2012 and 2011 were compatible with maintaining auditor independence.

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our principal auditors during the year. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined above. The Audit Committee’s charter authorizes its Chairperson to address any requests for pre-approval of services between Audit Committee meetings, and the Chairperson must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All services related to Audit-Related Fees and Tax Fees during 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements.

(a)	The following documents are included as part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm at December 31, 2012 and December 31, 2011, and the results of operations and their cash flows for each of the two years in the period ended December 31, 2012

Consolidated Balance Sheets

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

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger by and between Bitstream Inc., Monotype Imaging Holdings Inc. and Bitstream Acquisition Corp. dated November 10, 2011 (filed as Exhibit 2.1 to the Registration Statement on Form S-1, File No. 333-177915, of Marlborough Software Development Holdings Inc. (the “Company”) as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.1	Certificate of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

3.2	Certificate of Designation of 6.5% Series A Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2012, and incorporated herein by reference).

3.3	By-laws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

4.1	Specimen common stock certificate of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant dated as of October 10, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2012 and incorporated herein by reference).

10.1	Contribution Agreement by and between Bitstream Inc. and the Company dated November 10, 2011 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.2	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to Pageflex (filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.3	Intellectual Property Assignment and License Agreement by and between Bitstream Inc. and the Company with respect to intellectual property relating to BOLT (filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.4	Distribution Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.5	Tax Indemnity Agreement by and between Bitstream Inc. and Monotype (filed as Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.6	Transition Services Agreement by and between Bitstream Inc. and the Company (filed as Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.7	Marlborough Software Development Holdings Inc. Incentive Compensation Plan (filed as Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.8	Lease between Normandy Nickerson Road, LLC. and Bitstream Inc. date June 22, 2009 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 3, 2012 and incorporated herein by reference).

10.9	Assignment and Assumption of Lease dated February 22, 2012 by and between Bitstream Inc. and the Company (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2012 and incorporated herein by reference).

10.10	Consent to Assignment and Assumption of Lease dated March 5, 2012 by and between Bitstream Inc., the Company and Normandy Nickerson Road, LLC(filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2012 and incorporated herein by reference).

10.11	Sale and Purchase Agreement (“SPA”) between Press-Sense Ltd. (in Temporary liquidation), a company incorporated under the laws of the State of Israel, through its special managers, Paz Rimer, Adv. and/or Assaf Alon, Adv., with offices at 11 Galgalei Haplada st. Hertzliya and/or Hads 5, Or Akiva, Israel, and Bitstream Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).

10.12	Lease between Paz-Gal Transport for Industry Ltd. and Bitstream Israel Ltd. dated January 23, 2011 (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.13	Agreement dated June 22, 2011 by and between Bitstream Inc. and Net-Translators LLC (filed as Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on December 22, 2011 and incorporated herein by reference).
10.14	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and James P. Dore (filed as Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.15	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Costas Kitsos (filed as Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on February 13, 2012 and incorporated herein by reference).

10.16	Letter Agreement, dated March 28, 2012, by and between Marlborough Software Development Holdings Inc. and James P. Dore (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2012 and incorporated herein by reference).

10.17	Letter Agreement, dated March 14, 2012, by and between Marlborough Software Development Holdings Inc. and Costas Kitsos (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2012 and incorporated herein by reference).

10.18	Securities Purchase Agreement, dated October 10, 2012, by and between the Company and the purchasers listed in Annex A thereto (filed as Exhibit 10.1 to MSDH’s Current Report on Form 8-K as filed with the SEC on October 11, 2012 and incorporated herein by reference).

10.19	Form of Common Stock Purchase Warrant dated as of October 10, 2012 (filed as Exhibit 10.2 to MSDH’s Current Report on Form 8-K as filed with the SEC on October 11, 2012 and incorporated herein by reference).

10.20*	Employment Agreement, dated as of April 12, 2011, by and between Pageflex Israel Ltd. (formerly Bitstream Israel Ltd.) and Pinhas Romik

10.21*	Employment Agreement, dated as of January 1, 2012, by and between Pageflex Israel Ltd. (formerly Bitstream Israel Ltd.) and Elly Perets

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

23.1*	Consent of Moody, Famiglietti & Andronico, LLP, independent registered public accounting firm.

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited carve-out financial statements of Press-Sense Ltd (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

99.2	Unaudited pro forma combined financial statements (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-1, File No. 333-177915, as filed with the SEC on November 10, 2011 and incorporated herein by reference).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 29th day of March, 2013.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

By:	/S/ PINHAS ROMIK
Pinhas Romik
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	March 29, 2013

/S/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	March 29, 2013

/S/ RAUL K. MARTYNEK Raul K. Martynek	Chairman of the Board, and Director	March 29, 2013

/S/ AMOS KAMINSKI Amos Kaminski	Director	March 29, 2013

/S/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 29, 2013

/S/ MELVIN L. KEATING Melvin L. Keating	Director	March 29, 2013

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marlborough Software Development Holdings, Inc.

Marlborough, Massachusetts

We have audited the accompanying consolidated balance sheet of Marlborough Software Development Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marlborough Software Development Holdings, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

March 29, 2013

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 30, 2012

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$2,018	$551
Accounts receivable, net of allowance of $41 and $24 at December 31, 2012 and 2011, respectively	540	628
Prepaid expenses and other current assets	420	394

Total current assets	2,978	1,573

Property and equipment, net	1,722	1,355
Other	413	238
Goodwill	3,297	3,297
Intangible assets, net	2,669	3,070

Total assets	$11,079	$9,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385	$169
Accrued payroll and other compensation	491	775
Other accrued expenses	723	388
Short-term deferred revenue	2,229	2,200

Total current liabilities	3,828	3,532

Long-term deferred revenue	555	526

Long-term deferred rent	469	506

Total liabilities	$4,852	$4,564

Commitments and contingencies (Note 6) Series A 6.5% redeemable preferred stock, $0.01 par value: 1,940 and no shares authorized; 597 and no shares issued and outstanding as of December 31, 2012 and 2011, respectively	$1,888	$—

Stockholders’ equity:
Preferred stock, $0.01 par value: 8,060 and 10,000 shares authorized; no shares issued or outstanding as of December 31, 2012 and 2011, respectively	$—	$—
Common stock, $0.01 par value: 30,500 and no shares authorized; 10,802 and no shares issued and outstanding as of December 31, 2012 and 2011, respectively	108	—
Additional paid-in capital	13,146	1,305
Accumulated deficit	(8,915)	(44,880)
Owner’s net investment, prior to separation	—	48,544

Total stockholders’ equity	4,339	4,969

Total liabilities and stockholders’ equity	$11,079	$9,533

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2012	2011
Revenue:
Software licenses	$2,280	$2,793
Services	5,423	5,849

Total revenue	7,703	8,642

Cost of revenue:
Software licenses	1,052	1,103
Services	2,280	2,025

Total cost of revenue	3,332	3,128

Gross profit	4,371	5,514

Operating expenses:
Marketing and selling	3,948	3,863
Research and development	5,645	7,119
General and administrative	3,263	3,208

Total operating expenses	12,856	14,190

Operating loss	(8,485)	(8,676)
Interest and other (expense) income, net	(27)	10

Loss before provision for income taxes	(8,512)	(8,666)
Provision for income taxes	200	162

Net loss	$(8,712)	$(8,828)
Amortization of financing costs on redeemable preferred stock	7	—
Accretion of discount on redeemable preferred stock	167	—
Dividends on redeemable preferred stock	29	—

Net loss allocable to common stockholders	(8,915)	(8,828)

Net loss per share allocable to common stockholders, basic and diluted	$(0.83)	$(0.86)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,767	10,305

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Common stock		Additional paid-in capital	Accumulated deficit	Owner’s net investment, prior to separation	Total stockholders’ equity
	Number of shares	$ Amount
December 31, 2010, balance	—	$—	$1,077	$(36,052)	$40,657	$5,682
Net loss	—	—	—	(8,828)	—	(8,828)
Stock-based compensation expense	—	—	228	—	—	228
Capital contributions from former Parent	—	—	—	—	7,887	7,887

December 31, 2011, balance	—	$—	$1,305	$(44,880)	$48,544	$4,969
Capital contributions from former Parent	—	—	—	—	9,005	9,005
Separation-related adjustments	—	—	(1,305)	(3,043)	3,428	(920)
Reclassification of owner’s net investment to common stock and additional paid-in capital in connection with the Separation	10,752	108	12,946	47,923	(60,977)	—
Dividends on redeemable preferred stock	—	—	—	(29)	—	(29)
Accretion of redeemable preferred stock	—	—	—	(174)	—	(174)
Net loss	—	—	—	(8,712)	—	(8,712)
Stock-based compensation expense	—	—	12	—	—	12
Issuance of stock award	50	—	20	—	—	20
Issuance of warrants	—	—	168	—	—	168

December 31, 2012, balance	10,802	$108	$13,146	$(8,915)	$—	$4,339

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

	Years ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,712)	$(8,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32	228
Depreciation and amortization	385	226
Net loss (gain) on disposal of property and equipment	5	2
Amortization of intangible assets	402	408
Changes in operating assets and liabilities:
Accounts receivable	76	325
Prepaid expenses and other assets	202	(108)
Accounts payable	(320)	(12)
Accrued payroll and other compensation	(431)	243
Other accrued expenses	(135)	202
Deferred revenue	58	365
Deferred rent	(37)	(24)

Net cash used in operating activities	(8,475)	(6,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(848)	(949)
Increase in restricted cash	(69)	—
Additions to intangible assets	—	(15)

Net cash used in investing activities	(917)	(964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from former parent	9,005	7,887
Proceeds from issuance of redeemable preferred stock and warrants, net	1,854	—

Net cash provided by financing activities	10,859	7,887

Net (decrease) increase in cash	1,467	(50)
Cash, beginning of year	551	601

Cash, end of year	$2,018	$551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$—
Cash paid for income taxes	$115	$40

The accompanying notes are an integral part of these consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per-share amounts)

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation. All references to “Bitstream” or “Parent” refer to Bitstream, Inc., our former parent. Except as otherwise noted, all reported dollar amounts are in thousands.

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

Pursuant to the Contribution Agreement on November 10, 2011, Bitstream transferred its 100% ownership in Bitstream Israel Ltd. to MSDH and on July 24, 2012 MSDH changed the name of this wholly-owned subsidiary to Pageflex Israel Ltd.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies.

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of December 31, 2012 has an accumulated deficit of approximately $8,915. MSDH’s historical carved out financial statements included an accumulated deficit of $47,923 at March 19, 2012, which was reset as of the Separation.

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

MSDH had a cash balance of $2,018 as of December 31, 2012. Management believes that with its current operating plan, cash, together with cash generated from future operations is, and will be, sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. There can be no assurance, however, that MSDH will not require additional financing in the future if funds from future operations or estimated expenses differ materially from those amounts estimated by management. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

(2) Summary of Significant Accounting Policies:

(a) Basis of Presentation and Allocation Methodologies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. The financial statements prior to January 1, 2012 represent the assets, liabilities and operations relating to the two product lines of Bitstream that were contributed to MSDH.

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

Allocation Methodologies

The financial statements of MSDH as of December 31, 2012 and the year then ended have been derived from the financial statements of MSDH. They include allocations for management fees charged to Bitstream through the Bitstream Merger date of March 19, 2012. The financial statements of MSDH as of December 31, 2011 and the year then ended have been derived from the financial statements of Bitstream Inc. utilizing the following methodologies:

The MSDH balance sheet reflects the financial position of MSDH as if it had been a separate entity as of December 31, 2011. Only those assets and liabilities which were specifically identifiable to the MSDH business or those assets and liabilities that were used primarily by the MSDH business, such as our leased facilities in the U.S., have been attributed and included in the balance sheet of MSDH. The MSDH statements of operations reflect revenue directly assigned to the MSDH business. Cost of revenue, research and development, and sales and marketing departments have historically been product specific and thus have been primarily assigned to MSDH based on product line information. Certain general and administrative (“G&A”) items that could be specifically identified and allocated, including amortization of intangibles, were allocated. Other general expenses that could not be specifically identified to a product line were allocated based on the most relevant measure, such as head count and product revenue.

The MSDH changes in cash flow for the year ended December 31, 2012 presented in the MSDH Consolidated Statements of Cash Flow reflects the operating activities of MSDH and the changes in balances from the contributed balance sheet as updated for the separation-related adjustments posted in 2012.

Certain assets that were used by both Bitstream and MSDH were attributed to MSDH as the primary user of the assets. MSDH charged Bitstream a fee, approximating fair value, for the use of these assets. The fee was netted with the expenses of MSDH in the Consolidated Statements of Operations and was not material for the years ended December 31, 2012 and 2011. There was significant judgment in determining the allocation of income, expense, and attribution of assets and liabilities as of December 31, 2011 and for the year then ended. Management believes that the methodologies used in the allocation were reasonable.

(b) Use of Estimates

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, valuation of warrants, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(c) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MSDH and its wholly-owned subsidiary: Pageflex Israel Ltd. (an Israel Corporation). All material intercompany transactions and balances have been eliminated in consolidation. The financial statements represent two product lines of Bitstream, which subsequently (July 2011) were incorporated into MSDH Inc.

(d) Other Comprehensive Income

We have no other comprehensive income at December 31, 2012 or for the two years then ended.

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

Cost of revenue from software licenses consists primarily of hosting costs, amortization of intangibles related to the iWay product, amortization of internally-developed software, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

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

(h) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	December 31,
	2012	2011
Computer Equipment	$1,131	$1,878
Capitalized Software	1,335	688
Purchased Software	252	422
Furniture and fixtures	453	560
Leasehold improvements	156	161

	3,327	3,709
Less—Accumulated depreciation and amortization	1,605	2,354

Property and equipment, net	$1,722	$1,355

Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer Equipment	3 Years
Capitalized Software	5 Years
Purchased Software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the years ended December 31, 2012 and 2011 was $384 and $226, respectively.

During the years ended December 31, 2012 and 2011, we disposed of $1,242 and $68, respectively, of property and equipment with accumulated depreciation of $1,237 and $66, respectively, resulting in a net loss of $5 and $2, respectively.

During the year ended December 31, 2012, we capitalized software of $647 and recorded amortization of $89. During the year ended December 31, 2011 we capitalized software of $688 and did not record amortization for developed software because it was not ready for its intended use. The net book value of internally developed software at December 31, 2012 and 2011 was $1,246 and $688, respectively.

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

(i) Foreign Currency Remeasurement and Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America denominated in other currencies are remeasured into U.S. dollars using period-end exchange rates. Revenue and expense accounts are remeasured at the monthly average rates in effect during the periods. The effects of the remeasurement of the balances of our Israel subsidiary and of expenses incurred in India are included as gains (losses) and reported as other income in the statement of operations. Transaction gain (loss) for the years ended December 31, 2012 and 2011 were not material.

(j) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments, which exceed federally insured limits, in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. We do not have any off-balance sheet risks as of December 31, 2012 or 2011. At December 31, 2012, two customers accounted for 15% and 13% of our accounts receivable. At December 31, 2011, two customers accounted for 23% and 19% of our accounts receivable. For the year ended December 31, 2012, one customer accounted for 14% of our revenue. For the year ended December 31, 2011, one customer accounted for 20% of our revenue.

(k) Goodwill and Other Intangible Assets

Goodwill

Goodwill resulted from the acquisition of Alaras Corporation in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,297 for each of the years ending December 31, 2012 and 2011, respectively. The Separation event in November 2012 was considered a triggering event, and therefore goodwill was also assessed at that time.

Under authoritative guidance, goodwill is not amortized, but is required to be reviewed annually for impairment or more frequently if impairment indicators arise. For purposes of testing impairment, MSDH has determined it has one reporting unit. Therefore, goodwill is assessed for impairment based upon an enterprise wide valuation. For purposes of reviewing impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. We conducted impairment assessments as of each balance sheet date presented in the consolidated financial statements and determined that there was no impairment.

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

Other Intangible Assets

The carrying amounts of other intangible assets were $2,669 and $3,070 as of December 31, 2012 and 2011, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. MSDH amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years.

We review our long-lived assets (which include finite lived intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. We believe that, as of December 31, 2012 and 2011, none of our long-lived assets were impaired. The components of MSDH’s other intangible assets are as follows:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,221	$(508)	$1,713
Technology-based	1,780	(824)	956

Total	$4,001	$(1,332)	$2,669

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,221	$(315)	$1,906
Technology-based	1,780	(616)	1,164

Total	$4,001	$(931)	$3,070

Amortization expenses for marketing-related intangible assets included in marketing and selling expense were $191 and $192 for the years ended December 31, 2012 and 2011, respectively. Amortization expenses for technology-related intangible assets included as cost of revenue was $188 and $189 for the years ended December 31, 2012 and 2011, respectively. Amortization expenses for intangible assets included as general and administrative expense was $22 and $27 for the years ended December 31, 2012 and 2011, respectively. Estimated amortization as of December 31, 2012 for succeeding years is as follows:

Estimated Amortization Expense:
2013	$398
2014	393
2015	384
2016	379
2017	364
Thereafter	751

Total	$2,669

(l)	Income Taxes

For purposes of MSDH’s consolidated financial statements for the year ended December 31, 2011 and for the short period through the Separation Date, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The deferred tax balances in these consolidated financial statements differed from the Company’s deferred tax balances post-separation, as a portion of the separate return tax loss and credit carry forwards have either been utilized by Bitstream or will not be available to the Company post-separation. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits generated by the Company, while a division within Bitstream’s legal entities and included in these financial statements, have either been utilized by Bitstream’s other businesses or will remain with Bitstream post-separation. Balances at December 31, 2012 include preliminary amounts available to the Company as of the Separation Date and have been derived from preliminary data from the consolidated Bitstream tax returns which have not been filed as of the date of this annual report on Form 10-K.

The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various state jurisdictions in which the Company operates. An estimated effective tax rate for a year is applied to the Company’s quarterly operating results, adjusted for losses in tax jurisdictions where the losses cannot be tax benefited due to valuation allowances. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in the Company’s quarterly operating results, including the resolution of prior-year tax matters, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. Management establishes reserves when it is deemed more likely than not that the Company will not realize the full tax benefit of the position. The Company periodically adjusts these reserves in light of changing facts and circumstances.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. The Company makes estimates and judgments with regard to the calculation of certain income tax assets and liabilities. This guidance requires that deferred tax assets be reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified.

The Company assesses the recording of uncertain tax positions, evaluating the minimum recognition threshold and measurement requirements a tax position must meet before being recognized as a benefit in the consolidated financial statements. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statement of operations. As of December 31, 2012 and 2011, the Company has taken no uncertain tax positions.

(n) Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. MSDH adopted this guidance effective January 1, 2012. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption did not have an effect on MSDH’s consolidated financial statements.

In September 2011, the FASB issued guidance which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. MSDH adopted this guidance effective January 1, 2012 and the adoption of the new guidance did not have a material effect on its consolidated financial statements.

In July 2012, the FASB issued guidance related to testing an indefinite-lived intangible asset, amending the existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed, is required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. MSDH adopted this guidance effective for 2012 impairment tests and the adoption did not have a significant effect on the Company’s consolidated financial statements and related disclosures.

(3) Loss Per Share:

The Company calculates net income (loss) per share in accordance with authoritative guidance and has determined that its Series A Preferred Stock is considered a participating security for purposes of computing earnings per share and that it is appropriate to employ the two-class method for computing basic earnings per share. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	2012	2011
Net loss	$8,712	$8,828
Accretion of discount on redeemable preferred stock	167	—
Accretion of financing costs for redeemable preferred stock	7	—
Accrued dividends on redeemable preferred stock	29	—

Net loss allocable to common stockholders	$8,915	$8,828

MSDH had 5 authorized shares of common stock, par value $0.001 per share at the date of incorporation. On November 10, 2011, the Company amended its authorized shares to be 30,500 shares of common stock, par value of $0.01 and 10,000 shares of preferred stock, par value $0.01 per share. On March 19, 2012, MSDH issued 10,752 shares of MSDH stock on a one for one basis to holders of Bitstream stock. On October 9, 2012, the Company established a 6.5% Series A Redeemable Preferred Stock with the authorized number of shares of 1,940. These shares were created from the 10,000 shares of authorized preferred stock.

Basic net loss per share of MSDH for the year ended December 31, 2012 is determined by dividing the net loss of MSDH by MSDH’s weighted average number of shares of common stock outstanding during the periods. MSDHs outstanding shares from January 1, 2011 to March 19, 2012 were determined to be 10,752 for purposes of calculating Basic net loss per share with no common stock equivalents considered outstanding. Basic net loss per share of MSDH for the year ended December 31, 2011 is determined by dividing the net loss of MSDH by Bitstream’s historical weighted average number of shares of common stock outstanding during the period. Diluted earnings per share do not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered antidilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for years ended December 31, 2012 and 2011.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 22 and 0 for the years ended December 31, 2012 and 2011, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were options and warrants outstanding to purchase 4,449 and 0 shares for the years ended December 31, 2012 and 2011, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents are anti-dilutive even when a profit is reported in the numerator.

(4) Income Taxes

MSDH’s operating results have been included in Bitstream’s consolidated U.S. federal and state income tax returns, as well as included in Bitstream’s tax filings for non-U.S. jurisdictions through the Separation Date. The Company’s non-U.S. operations have primarily been conducted within Bitstream’s non-U.S. subsidiaries which share operations with Bitstream’s other businesses. For December 31, 2011 and the year then ended, for purposes of the Company’s consolidated financial statements, income tax expense and deferred tax balances have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The Company’s contribution to Bitstream’s tax losses and tax credits on a separate return basis has been included in these financial statements. The Company’s separate return basis tax loss will not reflect the tax positions taken or to be taken by Bitstream. In many cases tax losses and tax credits generated by the Company have been available for use by Bitstream and will largely remain with Bitstream post-Separation. For December 31, 2012 and the year then ended, for purposes of the Company’s consolidated financial statements, income tax expense and deferred tax balances have been recorded by MSDH as its own entity utilizing the information for the various returns MSDH will file as of December 31, 2012 and including estimated opening balances post-Separation from Bitstream Inc. derived from preliminary consolidated Bitstream Inc. tax returns through the Separation date.

Components of earnings (loss) before income taxes are as follows:

	Years Ended December 31,
	2012	2011
Foreign income (loss)	$322	$417
Domestic loss	(8,834)	(9,083)

Total pretax loss	$(8,512)	$(8,666)

The assessment of the valuation allowances requires considerable judgment on the part of management, with respect to benefits that could be realized from future taxable income, as well as other positive and negative factors. As the Company continues to incur cumulative taxable losses in the United States, the Company recorded a $3,585 valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences.

Differences between income tax expense (benefit) computed at the U.S. federal statutory tax rate of 34% and income tax expense (benefit) are as follows:

	Years Ended December 31,
	2012	2011
U.S. Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	5.7	2.6
Foreign taxes	(0.6)	(2.7)
Domestic net operating loss carryforwards and change in valuation allowance	(41.4)	(36.2)
Federal and state research and development credits	—	1.2
Incentive stock option expense	—	(0.5)
Other	(0.1)	(0.2)

	(2.4)%	(1.8)%

The current provision for income taxes consisted of foreign taxes related to operations in Israel. The deferred provision related to the amortization of goodwill.

	Years Ended December 31,
	2012	2011
Current:
Foreign expense	$126	$89

Deferred
U.S. expense	$74	$73

Significant components of deferred tax assets (liabilities) are as follows:

	Years Ended December 31,
	2012	2011
Net operating loss carryforwards	$3,563	$18,061
Tax credit carryforwards	118	995
Other temporary differences	(96)	198

Gross deferred tax asset	3,585	19,254
Valuation allowance	(3,585)	(19,254)

Net deferred tax asset	$—	$—

Goodwill	$(189)	$(115)

Net deferred tax liabilities	$(189)	$(115)

The Company had no gross deferred tax assets at December 31, 2012 or at December 31, 2011, on a separate return basis. There were no deferred tax assets, net of valuation allowances, at December 31, 2012 and 2011, respectively. Gross deferred tax liabilities were $189 and $115 at December 31, 2012 and 2011, respectively. The U.S. tax loss and credit carry forwards are comprised of federal and state tax loss carry forwards, state tax credits and general business tax credit carry forwards.

As of December 31, 2012 the Company has federal and state net operating loss carryforwards of approximately $9,059 which expire through 2032.

As of December 31, 2012, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax year ended December 31, 2012.

The Company’s unrecognized tax benefits prior to the date of Separation have been determined on a separate return basis.

The Company’s U.S. operations prior to the date of Separation are included in Bitstream’s U.S. Federal consolidated income tax returns which may be examined by the Internal Revenue Service (“IRS”).

We have made an indefinite reinvestment of earnings in our foreign subsidiary, Pageflex Israel Ltd. Therefore, we do not provide for U.S. income taxes applicable to the undistributed earnings of Pageflex Israel Ltd.

The Company and Bitstream have entered into a tax indemnity agreement (the “Tax Indemnity Agreement”) pursuant to which MSDH will indemnify Bitstream against taxes incurred by Bitstream as a result of the Distribution. Management believes that MSDH will not incur any liability to Bitstream under the Tax Indemnity Agreement because management believes that the income and franchise taxes incurred by Bitstream as a result of the Distribution will be fully offset by net operating loss and business tax credit carry forwards of Bitstream and that no taxes other than income and franchise taxes will be incurred by reason of the Distribution. Such belief is based in part upon our valuation for tax purposes of MSDH of approximately $11,000 as well as our determinations with respect to the expected value of the stock of MSDH, the tax basis of Bitstream in the stock of MSDH, and the availability of net operating loss and business credit carry forwards as included on the preliminary consolidated Bitstream tax return for March 19, 2012. That return has not been filed and remains subject to audit by the IRS.

(5) Fair Value Measurements:

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

The Company holds certificates of deposit of which $320 and $136 was classified as other long term assets on the balance sheet as of December 31, 2012 and 2011, respectively, relating to the Marlborough, MA office lease. Certificates of Deposit are carried at cost which approximates fair value and are classified within Level 1 of the fair value hierarchy.

(6) Commitments and Contingencies:

(a) Lease commitments of MSDH

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136, subsequently increased to $260 in conjunction with the assignment to MSDH, to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our balance sheets.

In January 2011 Pageflex Israel Ltd., a wholly-owned subsidiary of MSDH, formerly Bitstream Israel Ltd., entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $56 to be in place through May 14, 2014. The bank guarantee is classified as a long-term restricted asset on our balance sheets.

The future minimum annual lease payments under our leased facilities and equipment as of December 31, 2012, excluding any anticipated rent income of MSDH, are as follows:

Operating leases:
2013	$658
2014	556
2015	570
2016	578
2017	590
Thereafter	1,015

Total	$3,967

The net rent expense charged to operations for the years ended December 31, 2012 and 2011 was approximately $613 and $510, respectively.

(b) Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our Consolidated Statements of Operations, was approximately $230 and $86 for the years ended December 31, 2012 and 2011, respectively.

(c) Guarantees

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

(d) Legal Actions

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

(7) 6.5% Series A Redeemable Preferred Stock:

On October 10, 2012, MSDH received an equity commitment from two investors scheduled to occur in two tranches. Pursuant to the purchase agreement for this equity investment, the Company agreed to issue and sell 597 shares of its 6.5% Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase up to 2,985 shares of the Company’s common stock (the “Warrant Shares”). The Series

A Preferred Stock accumulates a preferred dividend at a rate of 6.5% per annum, has a liquidation preference of $3.35 plus accrued and unpaid dividends, ranks senior to the Company’s common stock, and is redeemable upon certain events but in no event later than the five year anniversary of the date of issuance. The two investors were Amos Kaminski, a member of the Company’s board of directors, and The Altshuler Shaham Group, in its management capacity for certain provident and pension funds.

The securities were sold to the investors in units (the “Units”) at a price of $3.35 per Unit, with each Unit consisting of one (1) share of Series A Preferred Stock and a warrant to purchase five (5) shares of the Company’s common stock, for an aggregate offering price of $2,000. The investors would be required to purchase an additional $1.5 million of Units from the Company if, as of the six months ended June 30, 2013 (i) the Company has total revenues equal to or exceeding $7,000; and (ii) the Company has EBITDA equal to or exceeding $750. The Company does not currently expect to achieve either of these milestones during the six months ended June 30, 2013 and therefore does not anticipate a second closing for any additional Units.

The Company also has agreed to file a registration statement with the Securities and Exchange Commission on or prior to March 31, 2013 covering the resale by the investors of the Warrant Shares issuable upon exercise of the Warrants but will not file the registration statement by that date, and has requested an extension from the investors.

The Company incurred approximately $146 in legal costs associated with the issuance of the Series A Preferred Stock which has been netted against the $2,000 proceeds and is being accreted over 5 years (the mandatory redemption date). The accretion of these costs will be trued-up upon any early full or partial redemption of the Series A Preferred Stock.

The Company determined that the warrants were free-standing financial instruments and that they are indexed to the Company’s stock and thus designated as an equity instrument to be recorded in additional-paid-in-capital at the time of issuance. The Company estimated the fair value of the issued warrants at $167 using the Black-Scholes valuation model as discussed further in the stock based compensation expense footnote. The assumptions utilized are as follows:

Risk-free interest rates	0.88%
Expected dividend yield	None
Expected term	6 years
Expected volatility	48.14%

The Company, in accordance with ASC 480-10-S99, Distinguishing Liabilities and Equity, determined that the Series A Preferred Stock qualified for neither a liability classification because the redeemable events are conditional nor a permanent equity classification because they are redeemable upon the occurrence of an event not solely within the Company’s control. The Company determined it appropriate to record the Series A Preferred Stock within the mezzanine section of the balance sheet, between liabilities and equity. The Company determined that it is probable that the Series A Preferred Stock will become redeemable and that as such would be accreted to its redemption amount (fair value) at the end of each reporting period.

The Company also determined it appropriate that the accretion to fair value and the accretion for the dividends not declared or paid but which become payable under the redemption features will be recorded against retained earnings.

The Series A Preferred Stock has the following rights and preferences:

1)	Voting Rights: The Series A preferred stockholders are entitled to vote on all matters and shall have the number of votes equal to the same number of shares of common stock on a five-for-one basis (i.e., five votes for each share of Series A Preferred Stock).

2)	Dividends: The Series A preferred stockholders are entitled to receive, when declared, dividends, prior and in preference to the holders of Junior Stock (including the Common Stock), payable in cash at a rate of 6.5% per annum on (i) the Liquidation Preference and (ii) the amount of accrued and unpaid dividends, if any. The dividends are cumulative, accruing daily on a quarterly compounding basis from the Issue Date, whether or not declared but are payable only upon the distribution of dividends, Liquidation Event or Redemption, each as defined.

3)	Liquidation Rights: As defined by the restated Articles of Incorporation, in the event of:

a)	the voluntary or involuntary liquidation, winding-up or dissolution of the Company,

b)	the sale or disposition of all or any significant assets or business of the Company, except when such sale is to a wholly-owned subsidiary of the Company

c)	the merger, recapitalization, reclassification or consolidation of the Company into or with any other person, or

d)	any other transaction having a similar economic effect

Each holder of Series A Preferred Stock will be entitled to receive and to be paid out of the assets of the Company available for distribution to the stockholders of the Company, before any payment or distribution is made to holders of Junior Stock (including the Common Stock), in respect of each share of Series A Preferred Stock an amount equal to the Liquidation Preference, $3.35, plus any accumulated and unpaid dividends on such shares to the date fixed for the Liquidation Event, as defined. After payment of all preferential amounts required to be paid to the Redeemable Preferred stockholders, the holders of Series A Preferred Stock will have no right or claim to any of the remaining assets of the Company.

4)	Redemption: The Series A Preferred Stock is subject to “mandatory redemption” by the Company upon the occurrence of any of the following five events at a price of $3.35 per share:

a)	The date which is the five year anniversary of the Issue Date, or October 10, 2017

b)	The issuance of parity stock or any other more senior ranking equity security

c)	The authorization or issuance or entering into any public offering or private placement debt exceeding $50, as defined

d)	As defined in the Articles of Incorporation, the Company may redeem all or any portion of the Series A Preferred Stock, upon giving twenty calendar days’ notice to the holders. In this event, the Company will pay to the holders of the stock in respect of each share outstanding a sum, in cash, equal to the Liquidation Preference, plus any accrued and unpaid dividends through and including the date of redemption.

e)	The holder may pay the exercise price of Warrants by tendering certificates for shares of their Series A Preferred Stock.

5)	Preemptive Right: As defined in the Articles of Incorporation, each holder of the Series A Preferred Stock shall have a preemptive right to purchase a percentage of all securities that the Company may, from time to time, propose to sell and issue. The percentage of such new securities that the holder is able to purchase shall be equal to the holder’s percentage interest in the Company. This preemptive right shall terminate with respect to each holder on the earlier to occur of (i) the date at which all of the holder’s shares of the Series A Preferred Stock have been redeemed, and (ii) the effective date on which the Corporation has shares of capital stock listed on a U.S. national securities exchange and has obtained a market capitalization of at least $40 million.

The Warrants are exercisable for a term of ten (10) years and have an exercise price of $0.67 per share and may also be exercised pursuant to a cashless exercise or through the redemption of the holders Series A Preferred Stock. The Warrants contain customary provisions for anti-dilution adjustments in the event of recapitalization or reorganization events of the Company or in the event of a subsequent financing at less than $0.67 per share. The anti-dilution protections related to subsequent financings terminate five years from the date of issuance of the Warrants or upon the occurrence of certain specified events, including the earlier redemption of the Series A Preferred Stock or a listing of the Company’s common stock on a U.S. national securities exchange with a market capitalization of $40,000.

(8) Stock-based Compensation Plans and Stock-based Compensation Expense:

(a) General

The stock plan activities disclosed since the Separation date represent MSDH stock equivalents issued, while the stock option plan activities disclosed as of December 31, 2011 and the year then ended represent common stock equivalents awarded to employees specifically assigned to MSDH, excluding those held by executives or other general shared personnel under the Bitstream Inc. stock option plans. We account for stock-based compensation in accordance with authoritative guidance. Under the fair value recognition provisions of this guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

MSDH grants options and restricted stock from the 2012 MSDH Incentive Compensation Plan (the “Plan”). The Plans authorizes grants of restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of MSDH Common Stock. Options granted under these Plans are exercisable at such price as shall be determined by MSDH’s Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at no less than fair market value and expire no later than 10 years from the date of grant. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service.

On March 8, 2012, each outstanding option to purchase a share of Bitstream common stock (the “Bitstream Options”) was divided into (i) one option to purchase a share of Bitstream common stock (each an “Adjusted Bitstream Option”) and (ii) one option to purchase a share of MSDH common stock (each a “New MSDH Option”). Each New MSDH Option was issued under the MSDH Incentive Compensation Plan, but shall otherwise be subject to the same terms and conditions as the Bitstream Option from which it was derived, except that the exercise price of such New MSDH Option was adjusted to 28.43% of the original Bitstream grant price. In addition, the vesting of all New MSDH Options was accelerated upon completion of the Bitstream Merger in accordance with the provisions of the Bitstream and MSDH equity compensation plans, as applicable. Each New MSDH Option was adjusted to the product of the original exercise price of such Bitstream Option multiplied by a fraction the numerator of which is the estimated enterprise value of MSDH and the denominator of which is the sum of the total consideration in the Bitstream Merger and the estimated enterprise value of MSDH. Accordingly, on March 8, 2012, 651 fully vested New MSDH options with a weighted average exercise price of $1.493 were granted to holders of the Bitstream options.

(b) Stock-based Compensation Expense

We estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield, which are based on MSDH information. Other key input assumptions include the expected option term, and the expected volatility of our stock over the option’s expected term, which are all based on the historical information of Bitstream. The expected term of options granted was estimated by calculating the average term from our historical stock option exercise experience. Estimated volatility of our common stock was based on Bitstream’s historical volatility. The risk-free interest rate used in the option pricing model is based on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options. MSDH does not anticipate paying any cash dividends in the foreseeable future and therefore the expected dividend yield was zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data for Bitstream was used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. On September 10, 2012, MSDH granted 1,199 options to purchase common shares. No options were granted during the year ended December 31, 2011.

The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Risk-free interest rates	0.88%	—
Expected dividend yield	None	—
Expected term	6 Years	—
Expected volatility	48.14%	—

During 2012 MSDH made one stock award, on September 10, 2012, for 50,000 shares, which was immediately vested and was valued using the market price of MSDH’s stock on the day of grant. All Bitstream restricted stock awarded prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All Bitstream restricted stock awarded subsequent to January 1, 2010 vest in 20 equal quarterly installments on each quarterly anniversary from date of award over a five year period. Restricted stock awards were valued using the market price of Bitstream’s stock on the day of grant.

Our results for the years ended December 31, 2012 and 2011 include $1,451 and $385, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense for options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel. For the year ended December 31, 2012, stock based compensation expense includes $1,419 related to Bitstream shares and $32 related to MSDH shares, including $20 for stock awards and $12 in option awards. The compensation expense related to the Bitstream shares was determined using the allocation methodology applicable prior to the Separation for employees specifically assigned to the MSDH product lines. The compensation expense applicable to those employees is included in the MSDH results of operations up through the Separation Date and was recorded through an intercompany balance sheet account as the equity offset was reflected in the Bitstream equity accounts.

The following table presents stock-based compensation expense included in our consolidated statement of operations by category:

	Years Ended December 31,
	2012	2011
Cost of revenue—software licenses	$—	$—
Cost of revenue—services	3	14
Marketing and selling	(3)	21
Research and development	327	192
General and administrative	1,124	158

Share-based compensation expense	$1,451	$385

(c) Stock-based Compensation Plans

Stock Options:

Stock option activities under the MSDH Incentive Compensation Plan since the Separation date, as well as stock option activities under the Bitstream Inc. stock option plans before the Separation date for the employees specifically assigned to MSDH, excluding those held by executives or other general shared personnel for years ended December 31, 2012 and 2011 are as follows:

Bitstream stock option plans:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2010	387	$5.31	5.97	$3.83

Exercised	(12)	3.29		2.54
Canceled	(57)	4.53		3.84
Forfeited	(16)	6.92		4.44

Outstanding, December 31, 2011	301 *	$5.46	5.65	$3.84

Exercisable, December 31, 2011	239 *	$5.22	5.03	$3.59

*	All unvested options became fully vested upon the completion of the Separation.

The number and weighted average grant date fair value of Bitstream options which vested during the year ended December 31, 2011 was 48 and $4.54, respectively.

The intrinsic value is the difference between the market value of the shares based on the price of Bitstream common stock and the exercise price of the award as of the measurement date. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than the market value of Bitstream common stock. The aggregate intrinsic value of outstanding options and restricted stock as of December 31, 2011 was $490 of which $298 related to exercisable options. The intrinsic value of options exercised in the year ended December 31, 2011 was $26. The intrinsic value of options that vested during the year ended December 31, 2011 was $26.

MSDH Stock option plans:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2011	—	$—	—	$—

Granted per Spin out from Bitstream Inc. Options	651	1.49		0.18
Granted	1,199	0.67		0.13
Exercised	—	—		—
Canceled	(276)	1.71		0.13
Forfeited	(17)	0.67		0.13

Outstanding, December 31, 2012	1,557	$0.83	8.31	$0.15

Exercisable, December 31, 2012	375	$1.34	3.93	$0.22

No MSDH options vested during the year ended December 31, 2012.

The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2012 related to non-vested awards was $137 which will be recognized over a weighted-average period of 3.69 years. The weighted average remaining contractual life for options exercisable at December 31, 2012 is 3.93 years.

The intrinsic value is the difference between the market value of the shares based on the price of MSDH common stock and the exercise price of the award as of the measurement date. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than the market value of MSDH common stock. There was no aggregate intrinsic value of outstanding options as of December 31, 2012. No MSDH options were exercised or vested during the year ended December 31, 2012

Restricted Stock

Restricted stock activities under the Bitstream, Inc. plan for the employees specifically assigned to MSDH, excluding those held by executives and other general shared personnel for the years ended December 31, 2011 are as follows:

Bitstream Plans

	Number of Shares		Weighted Average Grant Date Fair Value
Nonvested, December 31, 2010	27		$6.49

Vested due to length of service requirement being met	(8)		6.65
Granted	12		5.53

Nonvested, December 31, 2011	31	*	$6.08

*	All unvested restricted stock became fully vested upon the completion of the Bitstream Merger and holders of restricted stock received the same per share consideration of approximately $4.362 per share as all other holders of common stock as of the completion of the Bitstream Merger on March 19, 2012.

No restricted stock was cancelled or forfeited during the year ended December 31, 2011.

Restricted stock activities under the MSDH Plan for the year ended December 31, 2012 are as follows:

MSDH Plan

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	0	$0

Granted	50	0.40
Vested due to length of service requirement being met	(50)	0.40

Nonvested, December 31, 2012	0	$0

The intrinsic value of restricted share awards that vested due to length of service requirements being met in the year ended December 31, 2012 was $20. At December 31, 2012, there were no shares of unvested restricted stock outstanding. No restricted stock was cancelled or forfeited during the year ended December 31, 2012.

(9) Employee Benefit Plan:

MSDH has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, MSDH is allowed, but not obligated, to match a portion of the employees’ contributions up to a defined maximum. MSDH recorded $129 in matching contributions for the year ended December 31, 2012. For the year ended December 31, 2011, MSDH employees participated in the Bitstream Section 401(k) plan and Bitstream contributed $131 in matching contributions on behalf of MSDH employees specifically assigned to MSDH as well as an allocation for executives and other shared general and administrative employees.

(10) Geographical Reporting:

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2012 and 2011 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2012	2011
*Revenue:
United States	$4,837	$6,439
Germany	502	487
United Kingdom (UK)	425	316
Other (Countries less than 5% individually, by Region)
Europe, excluding UK and Germany	843	752
Other (includes Canada)	801	483
Asia	295	165

Total revenue	$7,703	$8,642

Total foreign revenue	$2,866	$2,203

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods.

Long-lived tangible assets, net of accumulated depreciation and amortization, by geographic area are as follows:

	December 31, 2012	December 31, 2011
United States	$1,635	$1,193
Israel	87	108
India	—	54

Total	$1,722	$1,355

(11) Related Party Transactions:

On October 31, 2012, the Company signed an engagement letter with a financial advisory firm to advise on strategic alternatives. One of the Company’s board members is also the managing principal of the firm engaged to provide the consulting services. With the exception of a retainer of $10 compensation for services rendered pursuant to this agreement will be contingent upon specific transaction objectives.

(12) Valuation and qualifying accounts:

Allowance for bad debts:	Balance at Beginning of Period	Provision (Benefit) Recorded in Statement of Operations	Accounts Recovered (Written Off)	Balance at End of Period
December 31, 2012	$24	$24	$(7)	$41

December 31, 2011	$12	$18	$(6)	$24