Form 10-Q
period 2013-03-31
Marlborough Software Development Holdings Inc.
filed 2013-05-15
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 10, 2013, there were 10,801,609 shares of Common Stock, par value $0.01 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,673	$2,018
Accounts receivable, net of allowance of $44 and $41 at March 31, 2013 and December 31, 2012, respectively	554	675
Prepaid expenses and other current assets	191	420

Total current assets	2,418	3,113
Property and equipment, net	1,586	1,722
Other	415	413
Goodwill	3,297	3,297
Intangible assets, net	2,569	2,669

Total assets	$10,285	$11,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365	$385
Accrued payroll and other compensation	563	491
Other accrued expenses	714	723
Short-term deferred revenue	2,420	2,345

Total current liabilities	4,062	3,944
Long-term deferred revenue	568	574
Long-term deferred rent	457	469

Total liabilities	5,087	4,987

Commitments and contingencies
Series A 6.5% redeemable preferred stock, $0.01 par value: 1,940 shares authorized; 597 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,929	1,888

Stockholders’ equity:
Preferred stock, $0.01 par value: 8,060 shares authorized; no shares issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: 30,500 shares authorized; 10,802 shares issued and outstanding as of March 31, 2013 and December 31, 2012	108	108
Additional paid-in capital	13,153	13,146
Accumulated deficit	(9,992)	(8,915)

Total stockholders’ equity	3,269	4,339

Total liabilities and stockholders’ equity	$10,285	$11,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Software licenses	$534	$416
Services	1,369	1,352

Total revenue	1,903	1,768

Cost of revenue:
Software licenses	308	170
Services	400	556

Total cost of revenue	708	726

Gross profit	1,195	1,042

Operating expenses:
Marketing and selling	717	1,067
Research and development	833	1,885
General and administrative	629	1,232

Total operating expenses	2,179	4,184

Operating loss	(984)	(3,142)
Interest and other income (expense), net	6	(26)

Loss before provision for income taxes	(978)	(3,168)
Provision for income taxes	59	52

Net loss	(1,037)	(3,220)
Amortization of financing costs on redeemable preferred stock	7	—
Dividends on redeemable preferred stock	33	—

Net loss allocable to common stockholders	$(1,077)	$(3,220)

Net loss per share allocable to common stockholders, basic and diluted	$(0.10)	$(0.30)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,802	10,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,037)	$(3,220)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	8	—
Depreciation and amortization	137	71
Net loss on disposal of property and equipment	—	2
Amortization of intangible assets	100	99
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	121	206
Prepaid expenses and other assets (long and short-term)	229	(208)
Accounts payable	(20)	(258)
Accrued payroll and other compensation	72	(65)
Other accrued expenses	(9)	(316)
Deferred revenue (long and short-term)	67	(8)
Deferred rent (long and short-term)	(12)	(8)

Net cash used in operating activities	(344)	(3,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(1)	(223)
Increase in restricted cash	—	(70)

Net cash used in investing activities	(1)	(293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from former Parent	—	9,005

Net cash provided by financing activities	—	9,005

Net (decrease) increase in cash	(345)	5,007
Cash, beginning of period	2,018	551

Cash, end of period	$1,673	$5,558

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

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of March 31, 2013 has an accumulated deficit of approximately $9,992.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH has suffered recurring losses from operations both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. During the quarter ended March 31, 2013, the Company had a net loss of $1,037 and negative cash flows from operations of $344. Additionally, as of March 31, 2013, the Company had an accumulated deficit of $9,992. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to increase revenues and to raise additional capital until such time as the Company generates sufficient cash flows from operations. If there was a decrease in the demand for the Company’s products due to either economic or competitive conditions, or management was unable to meet its plan, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

MSDH had a cash balance of $1,673 as of March 31, 2013. Management has recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013. Management believes that with its current operating plan, cash, together with cash generated from future operations is, and will be, sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months.

(2) Basis of Presentation and Allocation Methodologies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2013. The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the results to be expected for other interim periods and the year ending December 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

The Company evaluated subsequent events through May 14, 2013 to determine whether or not any such events required disclosure in this Form 10-Q and, except as described above related to the Company’s revision to its operating plan, determined that there was one such event occurring on May 13, 2013 regarding a notice of default on our lease payments which is more fully described in Footnote 10.

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

Reclassification

Certain accounts in the March 31, 2012 and December 31, 2012 financial statements have been reclassified for comparative purposes to conform to the presentation in the March 31, 2013 financial statements.

Change in Accounting Principle

The Company periodically reviews its accounting principles for adequacy and preferability of presentation. The Company’s policy historically had been to exclude from deferred revenue any amounts that had not been collected by period end. During the first quarter of 2013, the Company determined it preferable to discontinue its policy of grossing down accounts receivable and deferred revenue in instances where the Company has a valid receivable. This change was made as it more accurately reflects the financial position of the Company. As a result, the Company has increased its accounts receivable and deferred revenue retrospectively.

Allocation Methodologies

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

The following table presents the allocable expense amounts allocated to the Company’s former Parent during the three months ended March 31, 2012:

Category	Three months ended March 31, 2012
Cost of revenue	$11
General and administrative	807

Total	$818

There were no expense allocations to the Company’s former Parent during the three months ended March 31, 2013.

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

Multiple-element arrangements

We recognize revenue under multiple-element arrangements using the residual method when vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our training and maintenance services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services is supported by substantive renewal rates within customer contracts.

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

Services Revenue

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

Cost of revenue from software licenses consists primarily of hosting costs, amortization of intangibles related to the iWay product, amortization of internally-developed capitalized software related to the Pageflex Storefront products, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any material expenses related to warranty claims.

Subscription-Based Revenue

Subscription-based revenue primarily consists of revenues derived from software as a service (“SaaS”) arrangements, which utilize the Pageflex Storefront and iWay software solutions. Subscription based revenue is recorded as license revenue.

We recognize revenue for SaaS arrangements ratably over the period of the applicable agreement as services are provided. Contract terms for SaaS arrangements range from a minimum period of six months to one year and are renewable on a month to month basis thereafter. The majority of our SaaS arrangements also include professional services and maintenance and support services, which are classified as services revenue.

For SaaS arrangements, the customer does not have the contractual right to take possession of our software at any time during the hosting period without significant penalty and the customer cannot feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. Therefore, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements (e.g. hosting), we recognize the services revenue ratably over the remaining contractual period, or the client relationship, whichever is longer, once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

Transaction fees primarily pertain to the number of jobs generated by the customer’s deployment. The elements for these arrangements are accounted for under ASC 605-25. In cases where our customer is utilizing our Pageflex Connect or Dynamic Video SaaS services we also pay a transaction fee to our third party partner. We record as revenue the transaction fee billed to our customer, while the portion of the transaction fee remitted to the third party is recorded as cost of sales as we are acting as a principal in the arrangement.

Costs of performing services under subscription-based arrangements are expensed as incurred.

(3) Relationship with our Former Parent

In connection with the Separation, we entered into a series of agreements, in addition to the Contribution and Distribution Agreements, with our former Parent. These agreements include a tax indemnification agreement and intellectual property assignment and license agreements with our former Parent, as well as a transition services agreement with Monotype. The net expense to MSDH related to these agreements was not material for the three month periods ended March 31, 2013 and 2012.

(4) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments, which exceed federally insured limits, in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. As of March 31, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K and therefore did not have any off-balance sheet risks as of such dates. At March 31, 2013, three customers accounted for 14%, 23%, and 34% of our accounts receivable, respectively. At December 31, 2012, two customers accounted for 15% and 13% of our accounts receivable. For the three months ended March 31, 2013, three customers accounted for 10%, 11%, and 12% of our revenue, respectively. For the three month period ended March 31, 2012, one customer accounted for 19% of our revenue.

(5) Recently Issued Accounting Standards

There have been no new accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to us.

(6) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Computer equipment	$1,131	$1,131
Capitalized software	1,335	1,335
Purchased software	253	252
Furniture and fixtures	453	453
Leasehold improvements	156	156

	3,328	3,327

Less — Accumulated depreciation and amortization	1,742	1,605

Property and equipment, net	$1,586	$1,722

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 Years
Capitalized software	5 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 was $137 and $71, respectively.

There were no disposals of property and equipment during the three months ended March 31, 2013. During the three months ended March 31, 2012, we disposed of $547 of property and equipment with accumulated depreciation of $545, resulting in a net loss of $2.

During the three months ended March 31, 2012, we capitalized software of $141. The software became available for general release during the quarter ended September 30, 2012 and no amounts were capitalized after that date. Amortization expense related to capitalized software for the three months ended March 31, 2013 was $67. There was no amortization expense during the three months ended March 31, 2012 as the developed software was not yet ready for its intended use. The net book value of internally developed software at March 31, 2013 and December 31, 2012 was $1,179 and $1,246, respectively.

(7) Loss Per Share

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Net loss	$(1,037)	$(3,220)
Amortization of financing costs on redeemable preferred stock	7	—
Accrued dividends on redeemable preferred stock	33	—

Net loss allocable to common stockholders	$(1,077)	$(3,220)

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

Basic net loss per share of MSDH for the three months ended March 31, 2013 is determined by dividing the net loss of MSDH by MSDH’s weighted average number of shares of common stock outstanding during the periods. MSDHs outstanding shares from January 1, 2011 to March 19, 2012 were determined to be 10,752 for purposes of calculating Basic net loss per share with no common stock equivalents considered outstanding. Diluted earnings per share do not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered anti-dilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for three months ended March 31, 2013 and 2012.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 0 and 92 for the three months ended March 31, 2013 and 2012, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were warrants and options outstanding to purchase 4,463 and 374 shares for the three months ended March 31, 2013 and 2012, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents are anti-dilutive even when a profit is reported in the numerator.

(8) Income Taxes

Presentation

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances, for the short period through the Separation date, have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits of Bitstream that are included in these financial statements of MSDH have either been utilized by Bitstream’s other businesses or remained with Bitstream post-separation. Balances at December 31, 2012 include preliminary amounts available to the Company as of the Separation Date and have been derived from preliminary data from the consolidated Bitstream tax returns which have not been filed as of the date of this report.

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

The tax loss and credit carry forwards reflected in our consolidated financial statements, represent $2,741 of deferred tax assets. The tax carry forwards include U.S. tax carry forwards for federal and state net operating losses, general business credits and state tax credits. As the Company continues to incur cumulative taxable losses in the United States, the Company recorded a full valuation allowance against the Company’s U.S. deferred tax assets, net of reversing taxable temporary differences.

Components of earnings (loss) before income taxes are as follows:

	Three Months Ended March 31,
	2013	2012
Foreign income	$56	$102
Domestic loss	(1,034)	(3,270)

Total pretax loss	$(978)	$(3,168)

We have made an indefinite reinvestment of earnings in our foreign Israeli subsidiary and, therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at March 31, 2013 and December 31, 2012 was $211 and $192, respectively.

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

No stock options were granted during the three month period ended March 31, 2013.

No stock awards were granted during the three months ended March 31, 2013 and 2012. Stock awards are valued at the fair market value at the grant date.

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

Our results for the three months ended March 31, 2013 and 2012 include $8 and $1,420, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense associated with the MSDH awards on September 10, 2012 and for the Bitstream options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel. The following table presents stock-based compensation expense for the three months ended March 31, 2013 and 2012 by category:

	Three Months Ended March 31,
	2013	2012
Cost of revenue—software licenses	$1	$—
Cost of revenue—services	—	2
Marketing and selling	1	(5)
Research and development	2	324
General and administrative	4	1,099

Stock-based compensation expense	$8	$1,420

Stock-based compensation expense for 2012 is prior to Parent allocation.

(10) Subsequent Events

        On May 13, 2013, MSDH received a notice of default from Normandy Nickerson Road, LLC, the landlord for MSDH’s leased premises in Marlborough, Massachusetts. The notice stated that MSDH had failed to pay rent for the months of April and May 2013 and certain utility charges and failure to pay the amounts past due within 5 days would result in a default of the lease for the premises. MSDH paid the amount for utilities prior to receiving the notice but does not anticipate paying the outstanding rent amount in time to avert a default. The outstanding rent for those two months is $89. The Company’s commitments under the current lease are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Note 6(a) to the financial statements included therein, and such information is incorporated herein by reference.

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and supports streaming video from popular media sharing sites such as YouTube and MySpace for mobile phones of all types. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include video support, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit-based cloud computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming. At present, BOLT does not provide significant revenues and we do not make significant expenditures in regard to BOLT.

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

Certain Trends and Uncertainties

The following represents a summary of known trends and uncertainties which could have a significant impact on our financial condition and results of operations. This summary should be considered along with the factors discussed under the headings “Risk Factors” and “Forward-Looking Statements” elsewhere in our Form 10-K filed with the SEC on March 29, 2013.

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

•

We continue to develop new products and new versions of our existing product offerings. However, we have recently reduced our R&D investment and our current focus is on supporting our existing products with reduced staffing levels. Failure to develop and launch new products and versions could negatively impact our financial results.

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

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2013, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

		Three Months Ended March 31,			Change
	2013	% of Revenue	2012	% of Revenue	Dollars	Percent
Revenue
Software licenses	$534	28.1%	$416	23.5%	$118	28.4%
Services	1,369	71.9	1,352	76.5	17	1.3

Total revenue	1,903	100.0	1,768	100.0	135	7.6

Cost of Revenue
Software licenses	308	57.7	170	40.9	138	81.2
Services	400	29.2	556	41.1	(156)	(28.1)

Total cost of revenue	708	37.2	726	41.0	(18)	(2.5)

Gross Profit	$1,195	62.8%	$1,042	59.0%	$153	14.7%

Software License Revenue

We recognize software license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller. The increase in revenue from software licenses for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 was due primarily to increases in sales commitments with certain of our OEM and reseller customers. Our license revenue for OEM and reseller customers is reported to us only after the sale is made and we have no visibility into their sales pipeline. License revenue may vary quarter to quarter and there can be no assurance that revenue levels will continue to increase at similar levels as compared to the prior year.

Service Revenue

Services revenue increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to consulting projects completed during the three months ended March 31, 2013, partially offset by a decrease resulting from an end-of-life support contract in the three months ended March 31, 2012 which resulted in non-recurring support revenue for the three month period ended March 31, 2013. Other product services revenue for customer support, consulting, custom design and training services were generally consistent period over period. Consulting, design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

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

Cost of Software License Revenue

The increase in cost of software license revenue for the three months ended March 31, 2013 as compared to the same period ended March 31, 2012 was primarily related to the amortization of internally developed software related to the translation of Pageflex products into multiple languages.

Cost of Service Revenue

The decrease in cost of services revenue for the three months ended March 31, 2013, as compared to the same period in 2012 was primarily due to decreases in salary and related expenses related to the work force reductions announced in August 2012. Our cost of services infrastructure decreased during the first three months of 2013 and we expect these costs to remain lower throughout the rest of this year as compared to last year.

Operating Expenses:

	Three Months Ended March 31,				Change
		% of		% of
	2013	Revenue	2012	Revenue	Dollars	Percent
Marketing and selling	$717	37.7%	$1,067	60.3%	$(350)	(32.8)%
Research and development	833	43.7	1,885	106.7	(1,052)	(55.8)
General and administrative	629	33.1	1,232	69.7	(603)	(48.9)

Total operating expenses	$2,179	114.5%	$4,184	236.7%	$(2,005)	(47.9)%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The decrease in M&S for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 related primarily to decreases in salaries and benefits. We expect that our M&S expense will remain below the levels of the prior year due to a decrease in M&S resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to the reduction in R&D resources related to both the BOLT browser product development and the publishing products. R&D expense for the three months ended March 31, 2013 also decreased as a result of stock compensation expense from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012 which was included in the three months ended March 31, 2012. We expect our R&D costs to remain below the levels of the prior year due to the reduction in workforce that we announced in August 2012.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, consisting primarily of decreases in salaries and benefits due to the reduction in workforce that we announced in August 2012 and a decrease in professional services costs.

The G&A expense decreases also include the non-recurrence of Bitstream stock compensation expense and G&A bonus and related tax expense, both related to the Bitstream merger with Monotype during the first quarter of 2012, which were partially offset by a management fee allocation to Bitstream in accordance with the management fee agreement between MSDH and Bitstream during the first quarter of 2012. In addition, the first quarter of 2012 included $2,250 of transaction costs related to the spinout of MSDH from Bitstream Inc. and the merger of Bitstream into Monotype Imaging Inc., which were fully allocated to Bitstream during the first quarter, resulting in a net effect of zero. We expect MSDH G&A expense to remain below the levels reported in the prior year during the remainder of the year ended December 31, 2013 when compared to 2012.

Interest and Other Income (Expense), Net:

Interest and other income (expense), net consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill. There was no significant change in the provision for taxes for the three months ended March 31, 2013 and 2012.

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances, for the short period through the Separation date, have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits of Bitstream that are included in these financial statements of MSDH have either been utilized by Bitstream’s other businesses or remained with Bitstream post-separation. Balances at December 31, 2012 include preliminary amounts available to the Company as of the Separation Date and have been derived from preliminary data from the consolidated Bitstream tax returns which have not been filed as of the date of this report.

At December 31, 2012, the Company’s deferred tax assets, net of deferred tax liabilities, but before consideration of valuation allowances, was $3,396 and its valuation allowances were $3,585. The Company has estimated the net deferred tax assets available post-separation from preliminary consolidated tax returns of Bitstream Inc. as discussed above. The tax loss and credit carry forwards at December 31, 2012 represent $3,681 of deferred tax assets. The tax carry forwards include U.S. tax carry forwards for federal and state net operating losses, general business credits and state tax credits.

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

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of March 31, 2013, our U.S. operations had generated four consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At March 31, 2013, our primary source of liquidity comes from our cash of $1,673. Our cash at March 31, 2013 of $1,673 includes $447 held by our Israeli subsidiary that is not available to fund domestic operations unless these funds were repatriated. We do not intend to repatriate funds and, if we do, we will accrue and pay any applicable taxes on the repatriated funds, as required. The Pageflex and BOLT products historically were funded directly through the conduct of our operations as a component of Bitstream. For the three months ended March 31, 2013 and 2012, we incurred net losses of $1,037 and $3,220, respectively. Our former parent, Bitstream, contributed capital of $0 and $9,005 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, we had a working capital deficit of $1,645.

Our operating activities used cash during the three months ended March 31, 2013 and 2012 of $344 and $3,705, respectively. The decreased usage of cash during the three months ended March 31, 2013 as compared to the same period in the prior year resulted primarily from a decreased net loss of $2,183, an increase in contributions from operating assets and liabilities of $73, and an increase in add-backs of non-cash expense items of $1,105. Cash used in operating activities has historically been affected by the amount of net loss, changes in operating assets and liabilities and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used in investing activities during the three months ended March 31, 2013 and 2012 was $1 and $293, respectively. Cash used in investing activities during the three months ended March 31, 2013 consisted of purchases of property and equipment. Cash used in investing activities during the three months ended March 31, 2012 consisted of increases in restricted cash, the capitalization of internally developed software, and purchases of property and equipment.

Our financing activities for the three months ended March 31, 2012 provided cash of $9,005 which consisted entirely of contributions from Bitstream in connection with the Separation. There was no cash provided by financing activities for the three months ended March 31, 2013.

We are utilizing approximately 40% of the leased square footage of the Marlborough, Massachusetts headquarters after the decrease in personnel associated with the Bitstream Merger and further subsequent reductions in our workforce. Management anticipates a reduction in operating costs through the elimination of certain fixed costs, including, without limitation, the possible sub-letting or returning to the landlord of the unutilized space that currently exists. However, there can be no assurance that management will be successful in implementing these cost-cutting plans or that such plans will be successful or, if successful, how long they will take to implement.

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

MSDH received an equity commitment from two investors on October 10, 2012, scheduled to occur in two tranches. The first in the aggregate amount of $2,000 in exchange for 597 shares of 6.5% redeemable preferred stock and 2,985 common stock warrants closed on October 11, 2012. A second tranche of $1,500 of the same securities shall occur in 2013 if certain performance criteria specified in the investment documents are achieved by the end of the second quarter of 2013. The Company does not currently expect that these performance criteria will be met. The Company received commitments from certain customers with terms including the prepayment of software licenses in the aggregate amount of $850, with $425 payable in the fourth quarter of 2012 and $425 payable in the first and second quarters of 2013, subject in each case to the Company continuing to provide service and support to these customers. Additionally, management has restructured its global workforce in August 2012 and recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013.

MSDH had a cash balance of $1,673 as of March 31, 2013. Management has recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013. Management believes that with its current operating plan, cash, together with cash generated from future operations is, and will be, sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to increase revenues and to raise additional capital until such time as the Company generates sufficient cash flows from operations. If there was a decrease in the demand for the Company’s products due to either economic or competitive conditions, or management was unable to meet its plan, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

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

In connection with the Separation of MSDH from Bitstream and the Merger of Bitstream with Monotype, the Company entered into certain indemnification agreements with Monotype. A detailed discussion of these agreements is included in our Form 10-K filed with the SEC on March 29, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

There have been no new accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that are of significance, or potential significance, to us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2013, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	On May 13, 2013, MSDH received a notice of default from Normandy Nickerson Road, LLC, the landlord for MSDH’s leased premises in Marlborough, Massachusetts. The notice stated that MSDH had failed to pay rent for the months of April and May 2013 and certain utility charges and failure to pay the amounts past due within 5 days would result in a default of the lease for the premises. MSDH paid the amount for utilities prior to receiving the notice but does not anticipate paying the outstanding rent amount in time to avert a default. The outstanding rent for those two months is $89. The Company’s commitments under the current lease are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Note 6(a) to the financial statements included therein, and such information is incorporated herein by reference. The foregoing information regarding the Company’s lease is disclosed in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 2.04 of Form 8-K.

(b)	None.

ITEM 6. EXHIBITS

(a)	Exhibits.

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

EXHIBIT NO.	DESCRIPTION

18.1***	Letter re Change in Accounting Principles.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 15th day of May, 2013.

SIGNATURE	TITLE	DATE

/S/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	May 15, 2013

/S/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	May 15, 2013