Form 10-Q
period 2013-06-30
Marlborough Software Development Holdings Inc.
filed 2013-08-14
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 12, 2013, there were 10,801,609 shares of Common Stock, par value $0.01 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$879	$2,018
Accounts receivable, net of allowance of $49 and $41 at June 30, 2013 and December 31, 2012, respectively	335	675
Prepaid expenses and other current assets	261	420

Total current assets	1,475	3,113

Property and equipment, net	1,448	1,722
Other assets	416	413
Goodwill	3,297	3,297
Intangible assets, net	2,469	2,669

Total assets	$9,105	$11,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499	$385
Accrued payroll and other compensation	421	491
Other accrued expenses	679	723
Short-term deferred revenue	2,363	2,345

Total current liabilities	3,962	3,944
Long-term deferred revenue	585	574

Long-term deferred rent	444	469

Total liabilities	4,991	4,987

Commitments and contingencies

Series A 6.5% redeemable preferred stock, $0.01 par value: 1,940 shares authorized; 597 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,970	1,888

Stockholders’ equity:
Preferred stock, $0.01 par value: 8,060 shares authorized; no shares issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: 30,500 shares authorized; 10,802 shares issued and outstanding as of June 30, 2013 and December 31, 2012	108	108
Additional paid-in capital	13,156	13,146
Accumulated deficit	(11,120)	(8,915)

Total stockholders’ equity	2,144	4,339

Total liabilities and stockholders’ equity	$9,105	$11,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software licenses	$356	$628	$890	$1,044
Services	1,294	1,337	2,663	2,689

Total revenue	1,650	1,965	3,553	3,733

Cost of revenue:
Software licenses	129	261	437	432
Services	631	688	1,031	1,243

Total cost of revenue	760	949	1,468	1,675

Gross profit	890	1,016	2,085	2,058

Operating expenses:
Marketing and selling	516	1,169	1,233	2,236
Research and development	606	1,486	1,439	3,371
General and administrative	821	785	1,450	2,017

Total operating expenses	1,943	3,440	4,122	7,624

Operating loss	(1,053)	(2,424)	(2,037)	(5,566)

Interest and other (expense) income, net	(4)	(17)	2	(43)

Loss before provision for income taxes	(1,057)	(2,441)	(2,035)	(5,609)

Provision for income taxes	30	59	89	111

Net loss	(1,087)	(2,500)	(2,124)	(5,720)
Amortization of financing costs on redeemable preferred stock	7	—	14	—
Dividends on redeemable preferred stock	34	—	67	—

Net loss allocable to common stockholders	$(1,128)	$(2,500)	$(2,205)	$(5,720)

Net loss per share allocable to common stockholders, basic and diluted	$(0.10)	$(0.23)	$(0.20)	$(0.53)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,802	10,752	10,802	10,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,124)	$(5,720)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	10	—
Depreciation and amortization	270	149
Net loss on disposal of property and equipment	5	2
Amortization of intangible assets	200	201
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	518	57
Prepaid expenses and other assets (long and short-term)	156	(184)
Accounts payable	113	(306)
Accrued payroll and other compensation	(70)	(126)
Other accrued expenses	(44)	(123)
Deferred revenue (long and short-term)	(149)	79
Deferred rent (long and short-term)	(24)	(17)

Net cash used in operating activities	(1,139)	(5,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	—	(586)
Increase in restricted cash	—	(70)

Net cash used in investing activities	—	(656)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions from former Parent	—	9,005

Net cash provided by financing activities	—	9,005

Net (decrease) increase in cash	(1,139)	2,361
Cash, beginning of period	2,018	551

Cash, end of period	$879	$2,912

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

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of June 30, 2013 has an accumulated deficit of approximately $11,120.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH has suffered recurring losses from operations both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. During the six months ended June 30, 2013, the Company had a net loss of $2,124 and negative cash flows from operations of $1,139. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to maintain or increase revenues and to obtain additional sources of capital until such time as the Company generates sufficient cash flows from operations. If there was a decrease in the demand for the Company’s products due to either economic or competitive conditions, or management was unable to meet its plan, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

On May 13, 2013, MSDH received a notice of default from Normandy Nickerson Road, LLC (“Normandy”), the landlord for MSDH’s leased premises in Marlborough, Massachusetts. The notice stated that MSDH had failed to pay rent for the months of April and May 2013 and certain utility charges and failure to pay the amounts past due within five days would result in a default of the lease for the premises. MSDH paid amounts due for utilities prior to receiving the notice but did not voluntarily pay the outstanding rent nor rent for June or July 2013. The total outstanding rent for those four months was $178, of which $133 was due as of June 30, 2013. On July 23, 2013, the landlord issued a sight draft under the Company’s Letter of Credit (“LC”) to the Company’s bank for $260, the full amount of the LC, which exceeded the then outstanding four months’ rent. The Company had secured the LC with restricted cash classified as Other Assets on its consolidated balance sheets. On August 9, 2013, MSDH received a demand from Normandy to restore $226, the as applied portion of the security deposit, to the security deposit within five days after demand. The Company did not restore the security deposit within the five day demand period and remains in default on its lease with Normandy. The Company is currently negotiating with Normandy to resolve the lease issues and has engaged the services of a commercial real estate agent to assist in these discussions.

MSDH had a cash balance of $879 as of June 30, 2013. Management has recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013. Management believes that with its current operating plan, cash, together with cash generated from expected future operations is, and will be, sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months.

(2) Basis of Presentation and Allocation Methodologies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2013. The condensed consolidated balance sheets as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results to be expected for other interim periods and the year ending December 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

The Company evaluated subsequent events through August 14, 2013 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that there were two such events occurring both related to Normandy, the Company’s landlord: on July 23, 2013 Normandy issued a sight draft to the Company’s bank for a draw on the Company’s letter of credit and on August 9, 2013 Normandy issued a demand to the Company to restore the applied amount of the security deposit. These are more fully described in Footnote 10.

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

Reclassification

Certain accounts in the June 30, 2012 and December 31, 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the June 30, 2013 consolidated financial statements.

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

Allocation Methodologies

Effective with the Separation on January 1, 2012, a management fee agreement between MSDH and Bitstream was executed, providing for the chargeback of certain costs incurred from January 1, 2012 through March 19, 2012, the effective date of the Bitstream Merger. These costs included all Separation, Distribution, and Merger costs directly associated with the transactions which amounted to $2,254, as well as a percentage ranging from 30% to 50% of general and administrative and manufacturing costs. The costs invoiced to Bitstream per this agreement are consistent with the allocation methodologies utilized for the Company’s 2011 consolidated financial statements.

The following table presents the allocable expense amounts allocated to the Company’s former Parent during the three months ended March 31, 2012:

Category	Three months ended March 31, 2012
Cost of revenue	$11
General and administrative	807

Total	$818

There were no expense allocations to the Company’s former Parent during the three and six month periods ended June 30, 2013, or the three months ended June 30, 2012.

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

Subscription-Based Revenue

Subscription-based revenue primarily consists of revenues derived from software as a service (“SaaS”) arrangements, which utilize the Pageflex Storefront and iWay software solutions. Subscription-based revenue is recorded as license revenue.

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

(3) Relationship with our Former Parent

In connection with the Separation, we entered into a series of agreements, in addition to the Contribution and Distribution Agreements, with our former Parent. These agreements include a tax indemnification agreement and intellectual property assignment and license agreements with our former Parent, as well as a transition services agreement with Monotype. The net expense to MSDH related to these agreements was not material for the three and six month periods ended June 30, 2013 and 2012.

(4) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments, which exceed federally insured limits, in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. As of June 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K and therefore did not have any off-balance sheet risks as of such dates. At June 30, 2013, two customers accounted for 14% and 23% of our accounts receivable, respectively. At December 31, 2012, two customers accounted for 15% and 13% of our accounts receivable. For the three and six month periods ended June 30, 2013, one customer accounted for 16% and 14% of our revenue, respectively. For the three and six month periods ended June 30, 2012, one customer accounted for 16% and 17% of our revenue, respectively.

(5) Recently Issued Accounting Standards

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

(6) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Computer equipment	$1,109	$1,131
Capitalized software	1,335	1,335
Purchased software	253	252
Furniture and fixtures	453	453
Leasehold improvements	156	156

	3,306	3,327

Less — Accumulated depreciation and amortization	1,858	1,605

Property and equipment, net	$1,448	$1,722

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 Years
Capitalized software	5 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $133 and $78, respectively. Depreciation and amortization expense for the six months ended June 30, 2013 and 2012 was $270 and $149, respectively.

During the three and six months ended June 30, 2013, we disposed of $22 of property and equipment with accumulated depreciation of $17, resulting in a net loss on disposal of $5 for each period. During the three and six months ended June 30, 2012, we disposed of $4 and $551 of property and equipment with accumulated depreciation of $4 and $549, respectively, resulting in a net loss on disposal of $0 and $2, respectively.

During the six months ended June 30, 2012, we capitalized software of $407. The software became available for general release during the quarter ended September 30, 2012 and no amounts were capitalized after that date. Amortization expense related to capitalized software for the three and six months ended June 30, 2013 was $67 and $133, respectively. There was no amortization expense during the three and six months ended June 30, 2012 as the developed software was not yet ready for its intended use. The net book value of internally developed software at June 30, 2013 and December 31, 2012 was $1,112 and $1,246, respectively.

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

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(1,087)	$(2,500)	$(2,124)	$(5,720)
Amortization of financing costs on redeemable preferred stock	7	—	14	—
Accrued dividends on redeemable preferred stock	34	—	67	—

Net loss allocable to common stockholders	$(1,128)	$(2,500)	$(2,205)	$(5,720)

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

Basic net loss per share of MSDH for the three and six months ended June 30, 2013 is determined by dividing the net loss allocable to common stockholders of MSDH by MSDH’s weighted average number of shares of common stock outstanding during the periods. MSDH’s outstanding shares from January 1, 2011 to March 19, 2012 were determined to be 10,752 for purposes of calculating Basic net loss per share with no common stock equivalents considered outstanding. Diluted earnings per share does not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered anti-dilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 0 and 56 for the three months ended June 30, 2013 and 2012, respectively, and 0 and 62 for the six months ended June 30, 2013 and 2012, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were warrants and options outstanding to purchase 4,234 and 264 shares for the three and six month periods ended June 30, 2013 and 2012, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents are anti-dilutive even when a profit is reported in the numerator.

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

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

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

Components of earnings (loss) before income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign income	$58	$81	$114	$183
Domestic loss	(1,115)	(2,522)	(2,149)	(5,792)

Total pretax loss	$(1,057)	$(2,441)	$(2,035)	$(5,609)

We have made an indefinite reinvestment of earnings in our foreign Israeli subsidiary and, therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at June 30, 2013 and December 31, 2012 was $230 and $192, respectively.

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

No stock options were granted during the three and six month periods ended June 30, 2013. No stock awards were granted during the three and six month periods ended June 30, 2013 and 2012.

The stock-based compensation expense of $1,420 for the period of January 1, 2012 through March 14, 2012 was recorded through an intercompany transaction with our former Parent and is included as Bitstream’s stockholders’ equity, as it relates exclusively to Bitstream stock. Therefore, this stock-based compensation is not included in the Company’s condensed consolidated statements of stockholders’ equity for 2012. A portion of the adjustments for the Separation from the Parent was directly related to the $1,420 of stock-based compensation and the amount was therefore netted against stock-based compensation for presentation purposes on the condensed consolidated statements of cash flows for the three months ended March 31, 2012 resulting in no stock-based compensation reflected for the period. Stock-based compensation expense for MSDH stock is derived from the awards granted on September 10, 2012, discussed above.

Our results for the three months ended June 30, 2013 and 2012 include $4 and $0, respectively, and for the six months ended June 30, 2013 and 2012 include $12 and $1,420, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense associated with the MSDH awards on September 10, 2012 and for the Bitstream options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel.

The following table presents stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue—software licenses	$—	$—	$—	$—
Cost of revenue—services	—	—	1	2
Marketing and selling	—	—	1	(5)
Research and development	1	—	3	324
General and administrative	3	—	7	1,099

Stock-based compensation expense	$4	$—	$12	$1,420

Stock-based compensation expense for 2012 is prior to Parent allocation.

(10) Subsequent Event

On July 23, 2013, Normandy, the landlord for the Company’s headquarters, issued a sight draft under the Company’s Letter of Credit (“LC”) to the Company’s bank for $260, the full amount of the LC, which exceeded the outstanding four months’ rent totaling $178 for April through July 2013. The Company had previously been notified it was in default on its lease due to lease payments that the Company was not paying. The Company had secured the LC with restricted cash classified as Other Assets on its consolidated balance sheets. The Company’s commitments under the current lease are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Note 6(a) to the consolidated financial statements included therein, and such information is incorporated herein by reference.

On August 9, 2013, MSDH received a demand from Normandy to restore $226, the as applied portion of the security deposit, to the security deposit within five days after demand. The Company did not restore the security deposit within the five day demand period and remains in default on its lease with Normandy. The Company is currently negotiating with Normandy to resolve the lease issues and has engaged the services of a commercial real estate agent to assist in these discussions.

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. The BOLT mobile browser offers faithful rendering of Web pages and supports streaming video from popular media sharing sites such as YouTube and MySpace for mobile phones of all types. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include video support, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit-based cloud computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming. At present, BOLT does not provide revenue and we do not make significant expenditures in regard to BOLT.

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

•	On October 31, 2012, the Company signed an engagement letter with a financial advisory firm that continues to advise the Company with respect to its strategic alternatives.

•

The Company is currently in default under its real estate lease for its sole US office space as noted elsewhere herein and in footnote 10 to the Company’s Notes to Unaudited Condensed Consolidated Financial Statements. At this time the Company is unable to predict how and where it will be able to secure suitable operating space should it be unable to remain in its current location.

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

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended June 30,				Change

	2013	% of Revenue	2012	% of Revenue	Dollars	Percent
Revenue
Software licenses	$356	21.6%	$628	32.0%	$(272)	(43.3)%
Services	1,294	78.4	1,337	68.0	(43)	(3.2)

Total revenue	1,650	100.0	1,965	100.0	(315)	(16.0)

Cost of Revenue
Software licenses	129	36.2	261	41.6	(132)	(50.6)
Services	631	48.8	688	51.5	(57)	(8.3)

Total cost of revenue	760	46.1	949	48.3	(189)	(19.9)

Gross Profit	$890	53.9%	$1,016	51.7%	$(126)	(12.4)%

	Six Months Ended June 30,				Change

	2013	% of Revenue	2012	% of Revenue	Dollars	Percent
Revenue
Software licenses	$890	25.0%	$1,044	28.0%	$(154)	(14.8)%
Services	2,663	75.0	2,689	72.0	(26)	(1.0)

Total revenue	3,553	100.0	3,733	100.0	(180)	(4.8)

Cost of Revenue
Software licenses	437	49.1	432	41.4	5	1.2
Services	1,031	38.7	1,243	46.2	(212)	(17.1)

Total cost of revenue	1,468	41.3	1,675	44.9	(207)	(12.4)

Gross Profit	$2,085	58.7%	$2,058	55.1%	$27	1.3%

Software License Revenue

We recognize software license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller. The decrease in revenue from software licenses for the three month period ended June 30, 2013 as compared to the three month period ended June 30, 2012 was due primarily to decreases in direct sales and timing of sales commitments with certain of our OEM and reseller customers. The decrease in revenue from software licenses for the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012 was due primarily to the discontinued sales of our BOLT browser product and decreases in direct sales, partially offset by sales commitments with certain of our OEM and reseller customers. Our license revenue for OEM and reseller customers is reported to us only after the sale is made and we have no visibility into their sales pipeline. Our license revenue from direct and reseller sales may be affected by decreases in sales and marketing resources including a reduction in force in May 2013 and may vary quarter to quarter, and the effect on revenue for the remainder of the 2013 year is not determinable as of the date of this report.

Service Revenue

Services revenue decreased for the three and six months ended June 30, 2013 as compared to the three months and six months ended June 30, 2012 due primarily to a decrease resulting from an end-of-life support contract in the three and six month periods ended June 30, 2012 which resulted in non-recurring support revenue for the three and six month periods ended June 30, 2013. This decrease was partially offset by an increase in services revenue from consulting projects completed during the three and six month periods ended June 30, 2013. Other product services revenue for customer support and training services were generally consistent period over period. Consulting and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay custom development and training.

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

Cost of Software License Revenue

The decrease in cost of software license revenue for the three months ended June 30, 2013 as compared to the same period ended June 30, 2012 was primarily related to a decrease in third party royalties and decreases in in resource related costs, partially offset by an increase in the amortization of internally developed software related to the translation of Pageflex products into multiple languages. The increase in cost of software license revenue for the six months ended June 30, 2013 as compared to the same period ended June 30, 2012 was primarily related to an increase in the amortization of internally developed software which began in late 2012, partially offset by a decrease in third party royalties and decreases in resource related costs.

Cost of Service Revenue

The decrease in cost of services revenue for the three and six months ended June 30, 2013, as compared to the same periods in 2012 was primarily due to decreases in salary and related expenses related to workforce reductions, partially offset by professional fees associated with consulting projects delivered during the three and six months ended June 30, 2013. Our cost of services infrastructure decreased during the first six months of 2013 and we expect these costs to remain lower throughout the rest of this year as compared to last year.

Operating Expenses:

	Three Months Ended June 30,				Change

	2013	% of Revenue	2012	% of Revenue	Dollars	Percent
Marketing and selling	$516	31.3%	$1,169	59.5%	$(653)	(55.9)%
Research and development	606	36.7	1,486	75.6	(880)	(59.2)
General and administrative	821	49.8	785	40.0	36	4.6

Total operating expenses	$1,943	117.8%	$3,440	175.1%	$(1,497)	(43.5)%

	Six Months Ended June 30,				Change

	2013	% of Revenue	2012	% of Revenue	Dollars	Percent
Marketing and selling	$1,233	34.7%	$2,236	59.9%	$(1,003)	(44.9)%
Research and development	1,439	40.5	3,371	90.3	(1,932)	(57.3)
General and administrative	1,450	40.8	2,017	54.0	(567)	(28.1)

Total operating expenses	$4,122	116.0%	$7,624	204.2%	$(3,502)	(45.9)%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The decrease in M&S for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 related primarily to decreases in salaries and benefits, as well as reduced participation in marketing programs. We expect that our M&S expense will remain below the levels of the prior year due to these decreases in M&S resources and marketing activities.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to the reduction in R&D resources related to both the BOLT browser product development and the publishing products. R&D expense for the six months ended June 30, 2013 also decreased as a result of stock compensation expense from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012 which was included in the six months ended June 30, 2012. We expect our R&D costs to remain below the levels of the prior year due to the reductions in workforce.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, consisting primarily of increases in professional services costs and facilities allocations, partially offset by decreases in salaries and benefits due to the reduction in workforce. G&A expense decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily resulting from decreases in salaries and benefits related to a reduction in resources.

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

Interest and Other Income (Expense), Net:

Interest and other income expense, net consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill. There was no significant change in the provision for taxes for the three and six month periods ended June 30, 2013 and 2012.

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

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of June 30, 2013, our U.S. operations had generated four consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At June 30, 2013, our primary source of liquidity comes from our cash of $879. Our cash at June 30, 2013 of $879 includes $224 held by our Israeli subsidiary that is not available to fund domestic operations unless these funds were repatriated. We do not intend to repatriate funds and, if we do, we will accrue and pay any applicable taxes on the repatriated funds, as required. The Pageflex and BOLT products historically were funded directly through the conduct of our operations as a component of Bitstream. For the six months ended June 30, 2013 and 2012, we incurred net losses of $2,124 and $5,720, respectively. Our former parent, Bitstream, contributed capital of $0 and $9,005 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, we had a working capital deficit of $2,487.

Our operating activities used cash during the six months ended June 30, 2013 and 2012 of $1,139 and $5,988, respectively. The decreased usage of cash during the six months ended June 30, 2013 as compared to the same period in the prior year resulted primarily from a decreased net loss of $3,596, an increase in contributions from operating assets and liabilities of $1,120, and an increase in add-backs of non-cash expense items of $133. Cash used in operating activities has historically been affected by the amount of net loss, changes in operating assets and liabilities and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash used in investing activities during the six months ended June 30, 2012 was $656. Cash used in investing activities during the six months ended June 30, 2012 consisted of increases in restricted cash, the capitalization of internally developed software, and purchases of property and equipment. There was no cash used in investing activities during the six months ended June 30, 2013.

Our financing activities for the six months ended June 30, 2012 provided cash of $9,005 which consisted entirely of contributions from Bitstream in connection with the Separation. There was no cash provided by financing activities for the six months ended June 30, 2013.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH’s long-term viability is dependent on its ability to generate sufficient product revenue, net income and cash flows from operations to support its business as well as its ability to obtain additional financing. Management’s plans also include reducing operating costs and delaying certain expenditures, if necessary, to maintain the Company’s liquidity. The Company is also exploring its strategic alternatives, including possible sales of assets and/or other transactions. MSDH has suffered recurring losses from operations, both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. After Separation, the Company has sought third party investors to reduce the Company’s liquidity risks.

MSDH received an equity commitment from two investors on October 10, 2012, originally scheduled to occur in two tranches. The first tranche in the aggregate amount of $2,000 in exchange for 597 shares of 6.5% redeemable preferred stock and 2,985 common stock warrants closed on October 11, 2012. The Company did not satisfy the performance criteria required to complete the second tranche of funding and no additional securities will be issued or sold pursuant to the current investment agreements with these two investors. The Company received commitments from certain customers with terms including the prepayment of software licenses in the aggregate amount of $850, with $425 payable in the fourth quarter of 2012 and $425 payable in the first and second quarters of 2013, subject in each case to the Company continuing to provide service and support to these customers. The prepayments were received by the Company in the periods specified. Additionally, management has restructured its global workforce in August 2012 and recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013.

On July 23, 2013, the Company’s landlord for its Marlborough, MA offices issued a sight draft under the Company’s Letter of Credit (“LC”) to the Company’s bank for $260, the full amount of the LC, which exceeded the then outstanding four months’ rent totaling $178 for April through July 2013. The Company had secured the LC with restricted cash classified as Other Assets on its consolidated balance sheets. On August 9, 2013, MSDH received a demand from Normandy to restore $226, the as applied portion of the security deposit, to the security deposit within five days after demand. The Company did not restore the security deposit within the five day demand period and remains in default on its lease with Normandy. The Company is currently negotiating with Normandy to resolve the lease issues and has engaged the services of a commercial real estate agent to assist in these discussions.

MSDH had a cash balance of $879 as of June 30, 2013. Management has recently revised its operating plan to call for reduced expenses going forward, principally as a result of further reductions in force in May 2013. Management believes that with its current operating plan, cash, together with cash generated from expected future operations is, and will be, sufficient to meet the Company’s working capital and capital expenditure requirements through at least the next twelve months. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to increase revenues and to raise additional capital until such time as the Company generates sufficient cash flows from operations. If there was a further decrease in the demand for the Company’s products due to either economic or competitive conditions, or management was unable to meet its plan, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2013, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	On July 23, 2013, Normandy Nickerson Road, LLC, the landlord for the Company’s headquarters, issued a sight draft under the Company’s Letter of Credit (“LC”) to the Company’s bank for $260, the full amount of the LC, which exceeded the then outstanding four months’ rent totaling $178 for April through July 2013. The Company had previously been notified it was in default on its lease due to lease payments that the Company was not paying. The Company had secured the LC with restricted cash classified as Other Assets on its consolidated balance sheets. On August 9, 2013, MSDH received a demand from Normandy to restore $226, the as applied portion of the security deposit, to the security deposit within five days after demand. The Company did not restore the security deposit within the five day demand period and remains in default on its lease with Normandy. The Company is currently negotiating with Normandy to resolve the lease issues and has engaged the services of a commercial real estate agent to assist in these discussions. The Company’s commitments under the current lease are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in Note 6(a) to the consolidated financial statements included therein, and such information is incorporated herein by reference. The foregoing information regarding the Company’s lease is disclosed in this Part II, Item 5 of Form 10-Q in lieu of disclosure under Item 2.04 of Form 8-K.

(b)	None.

ITEM 6. EXHIBITS

(a)	Exhibits.

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

EXHIBIT NO.	DESCRIPTION

10.1*	Severance Agreement, dated as of January 25, 2012, by and between Bitstream Inc. and Pinhas Romik

18.1	Letter re Change in Accounting Principles (furnished as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 14th day of August, 2013.

SIGNATURE	TITLE	DATE

/s/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	August 14, 2013

/s/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	August 14, 2013