Form 10-Q
period 2013-09-30
Marlborough Software Development Holdings Inc.
filed 2013-11-19
CIK 1534463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 17, 2013, there were 10,801,609 shares of Common Stock, par value $0.01 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$617	$2,018
Accounts receivable, net of allowance of $15 and $41 at September 30, 2013 and December 31, 2012, respectively	408	675
Prepaid expenses and other current assets	239	420

Total current assets	1,264	3,113
Property and equipment, net	1,318	1,722
Other assets	100	413
Goodwill	3,297	3,297
Intangible assets, net	2,369	2,669

Total assets	$8,348	$11,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$385
Accrued payroll and other compensation	369	491
Other accrued expenses	775	723
Short-term deferred revenue	1,956	2,345

Total current liabilities	3,550	3,944
Long-term deferred revenue	577	574
Long-term deferred rent	432	469

Total liabilities	4,559	4,987

Commitments and contingencies
Series A 6.5% redeemable preferred stock, $0.01 par value: 1,940 shares authorized; 597 shares issued and outstanding as of September 30, 2013 and December 31, 2012	2,011	1,888

Stockholders’ equity:
Preferred stock, $0.01 par value: 8,060 shares authorized; no shares issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value: 30,500 shares authorized; 10,802 shares issued and outstanding as of September 30, 2013 and December 31, 2012	108	108
Additional paid-in capital	13,162	13,146
Accumulated deficit	(11,492)	(8,915)

Total stockholders’ equity	1,788	4,339

Total liabilities and stockholders’ equity	$8,348	$11,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Software licenses	$485	$347	$1,375	$1,391
Services	1,261	1,288	3,924	3,977

Total revenue	1,746	1,635	5,299	5,368

Cost of revenue:
Software licenses	199	237	636	700
Services	423	629	1,454	1,841

Total cost of revenue	622	866	2,090	2,541

Gross profit	1,124	769	3,209	2,827

Operating expenses:
Marketing and selling	289	872	1,522	3,108
Research and development	424	1,343	1,863	4,714
General and administrative	726	773	2,176	2,790

Total operating expenses	1,439	2,988	5,561	10,612

Operating loss	(315)	(2,219)	(2,352)	(7,785)
Interest and other income (expense), net	18	17	20	(26)

Loss before provision for income taxes	(297)	(2,202)	(2,332)	(7,811)
Provision for income taxes	33	35	122	146

Net loss	(330)	(2,237)	(2,454)	(7,957)
Amortization of financing costs on redeemable preferred stock	8	—	22	—
Dividends on redeemable preferred stock	34	—	101	—

Net loss allocable to common stockholders	$(372)	$(2,237)	$(2,577)	$(7,957)

Net loss per share allocable to common stockholders, basic and diluted	$(0.03)	$(0.21)	$(0.24)	$(0.74)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	10,802	10,763	10,802	10,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,454)	$(7,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16	22
Depreciation and amortization	400	246
Net loss on disposal of property and equipment	5	2
Amortization of intangible assets	300	302
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	267	275
Prepaid expenses and other assets (long and short-term)	229	12
Accounts payable	65	(339)
Accrued payroll and other compensation	(122)	(213)
Other accrued expenses	63	(185)
Deferred revenue (long and short-term)	(386)	(200)
Deferred rent (long and short-term)	(48)	(26)

Net cash used in operating activities	(1,665)	(8,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, including costs capitalized for development of internal-use software	(1)	(804)
Release of restricted cash	265	(70)

Net cash provided by (used in) investing activities	264	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from former Parent	—	9,005

Net cash provided by financing activities	—	9,005

Net (decrease) increase in cash	(1,401)	70
Cash and cash equivalents, beginning of period	2,018	551

Cash and cash equivalents, end of period	$617	$621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARLBOROUGH SOFTWARE DEVELOPMENT HOLDINGS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per-share amounts)

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation and Pageflex Israel Ltd., its wholly-owned Israeli subsidiary. All references to “Bitstream” or “Parent” refer to Bitstream Inc., our former parent. Except as otherwise noted, all reported dollar and share amounts are in thousands.

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

MSDH is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. MSDH has also experienced net losses and negative operating cash flows in the past and in the current year, and as of September 30, 2013 has an accumulated deficit of approximately $11,492.

The unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. MSDH had a cash balance of $617 as of September 30, 2013, including $220 that is not intended to be repatriated and has suffered recurring losses from operations both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. During the nine months ended September 30, 2013, the Company had a net loss of $2,454 and negative cash flows from operations of $1,665, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to maintain or increase revenues and to obtain additional sources of capital until such time as the Company generates sufficient cash flows from operations. These operating plans include the reduction of expenses by deregistering the Company’s stock and going private and the raising of additional capital, if the merger is approved. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

On November 14, 2013, MSDH signed an extension letter exercising the three year option on its lease agreement for its offices in Israel. This letter agreement also reduces the amount of square feet leased from approximately 6.6 to approximately 4.3 as of December 1, 2013. The three year period starts with the current lease term date of April 14, 2014 and extends it to April 14, 2017. Our minimum rent for the reduced space as of December 1, 2013 will be approximately $74, a reduction of approximately 35% as compared to previous annual rent of approximately $118. Also as of December 1, 2013, the agreement stipulates that approximately $22 of our restricted cash held in our Israeli bank account will be released and available to the Company. The Company will have to pay for the subdivision of the current space in December, which we anticipate will net to approximately $18.

(2) Basis of Presentation and Allocation Methodologies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of MSDH and its wholly-owned Israeli subsidiary. All material intercompany transactions and balances have been eliminated in consolidation. Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2013. The condensed consolidated balance sheets as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for the fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company as of and for these interim periods. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results to be expected for other interim periods and the year ending December 31, 2013. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these financial statements include MSDH allocation methodologies, revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

The Company evaluated subsequent events through November 19, 2013 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that there were two such events occurring. One was the filing of the definitive proxy statement filed on November 8, 2013 for a special meeting of stockholders to vote on the merger agreement signed by the Company on August 20, 2013 and the other was the signing of a letter agreement exercising our three year option on our leased Israeli office space. These are more fully described in Footnote 10.

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

Merger Agreement

MSDH entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of August 20, 2013, between MSDH and Pageflex Acquisitions, Inc., a Delaware corporation (“Merger SPV”). The Merger Agreement provides for a merger of Merger SPV with and into MSDH (the “Merger”), with MSDH to be the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of MSDH, par value $0.01 per share (the “Common Stock”), other than any shares owned by MSDH (as treasury stock or otherwise), Merger SPV and their respective subsidiaries, will be cancelled and will be converted automatically into the right to receive $.091 in cash, without interest and less any applicable withholding taxes. The receipt of cash in exchange for shares of MSDH Common Stock in the Merger will constitute a taxable transaction for U.S. federal income tax purposes. Each share of MSDH’s 6.5% Series A Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), issued and outstanding immediately prior to the effective time of the Merger will remain issued and outstanding as shares of Series A Preferred Stock of the Surviving Corporation following the Merger. On November 8, 2013 the Company filed a definitive proxy statement for a special meeting of its stockholders to be held on December 6, 2013, for the purpose of voting upon a proposal to adopt the Merger Agreement.

Following the approval of the Merger Agreement, MSDH will become a private company with all of its outstanding Common Stock owned by the current stockholders of Merger SPV and the current holders of Series A Preferred Stock. In connection with the Merger Agreement, the current holders of Series A Preferred Stock entered into voting agreements agreeing to vote their shares of capital stock of MSDH (comprising 393,300 shares of Common Stock and 597,014 shares of Series A Preferred Stock entitled to 5 votes per preferred share) which represent approximately 24.5% of the aggregate voting power of our outstanding Common Stock and Series A Preferred Stock voting as a single class, in favor of the proposal to adopt the Merger Agreement.

The completion of the merger is subject to various conditions set forth in the Merger Agreement, including adoption of the Merger Agreement and the merger by the Company’s stockholders at a special meeting. Under Delaware law and MSDH’s Certificate of Incorporation, the affirmative vote of (i) holders of a majority of the voting power of outstanding shares of Common Stock and Series A Preferred Stock of the Company voting as a single class and (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock voting as a separate class is required for approval of the Merger Agreement and the Merger. In addition, it is a condition of the Merger Agreement that the holders of no more than 10% of the outstanding shares of common stock shall have exercised dissenters’ rights with respect to the Merger. As of the effective date of the Merger, the directors of MSDH will resign and be replaced by designees of Merger SPV.

Reclassification

Certain accounts in the September 30, 2012 and December 31, 2012 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the September 30, 2013 consolidated financial statements.

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

The following table presents the allocable expense amounts allocated to the Company’s former Parent during the nine months ended September 30, 2012:

Category	Nine months ended September 30, 2012
Cost of revenue	$11
General and administrative	807

Total	$818

There were no expense allocations to the Company’s former Parent during the three and nine month periods ended September 30, 2013, or the three months ended September 30, 2012.

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

(3) Relationship with our Former Parent

In connection with the Separation, we entered into a series of agreements, in addition to the Contribution and Distribution Agreements, with our former Parent. These agreements include a tax indemnification agreement and intellectual property assignment and license agreements with our former Parent, as well as a transition services agreement with Monotype. The net expense to MSDH related to these agreements was not material for the three and nine month periods ended September 30, 2013 and 2012.

(4) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments, which exceed federally insured limits, in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. As of September 30, 2013 and December 31, 2012, we did not have any off-balance sheet arrangements or unconsolidated special-purpose entities within the meaning of Item 303(a)(4) of Regulation S-K and therefore did not have any off-balance sheet risks as of such dates. At September 30, 2013, two customers each accounted for 16% of our accounts receivable. At December 31, 2012, two customers accounted for 15% and 13% of our accounts receivable. For the three and nine month periods ended September 30, 2013, one customer accounted for 13% and 14% of our revenue, respectively. For the three and nine month periods ended September 30, 2012, one customer accounted for 11% and 15% of our revenue, respectively.

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

(6) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	September 30,	December 31,
	2013	2012
Computer equipment	$1,109	$1,131
Capitalized software	1,335	1,335
Purchased software	253	252
Furniture and fixtures	453	453
Leasehold improvements	156	156

	3,306	3,327
Less — Accumulated depreciation and amortization	1,988	1,605

Property and equipment, net	$1,318	$1,722

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 Years
Capitalized software	5 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $130 and $97, respectively. Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $400 and $246, respectively.

During the three and nine months ended September 30, 2013, we disposed of $0 and $22 of property and equipment with accumulated depreciation of $0 and $17, respectively, resulting in a net loss on disposal of $0 and $5, respectively. During the three and nine months ended September 30, 2012, we disposed of $0 and $551 of property and equipment with accumulated depreciation of $0 and $549, respectively, resulting in a net loss on disposal of $0 and $2, respectively.

During the three and nine months ended September 30, 2012, we capitalized software of $208 and $615, respectively. The software became available for general release during the quarter ended September 30, 2012 and no amounts were capitalized after that date. Amortization expense related to capitalized software for the three and nine months ended September 30, 2013 was $67 and $200, respectively. Amortization expense for the three and nine months ended September 2012 was $22. The net book value of internally developed software at September 30, 2013 and December 31, 2012 was $1,112 and $1,246, respectively. No software was capitalized during the three and nine months ended September 30, 2013.

(7) Loss Per Share

The Company calculates net loss per share in accordance with authoritative guidance and has determined that its Series A Preferred Stock is considered a participating security for purposes of computing earnings per share and that it is appropriate to employ the two-class method for computing basic earnings per share. Under the two-class method, basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s certificate of incorporation and then to common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders.

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share under the “two class” method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(330)	$(2,237)	$(2,454)	$(7,957)
Amortization of financing costs on redeemable preferred stock	8	—	22	—
Accrued dividends on redeemable preferred stock	34	—	101	—

Net loss allocable to common stockholders	$(372)	$(2,237)	$(2,577)	$(7,957)

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

Basic net loss per share of MSDH for the three and nine months ended September 30, 2013 is determined by dividing the net loss allocable to common stockholders of MSDH by MSDH’s weighted average number of shares of common stock outstanding during the periods. MSDH’s outstanding shares from January 1, 2011 to March 19, 2012 were determined to be 10,752 for purposes of calculating Basic net loss per share with no common stock equivalents considered outstanding. Diluted earnings per share does not include the effect of common stock equivalents as MSDH has incurred a net loss for the periods presented, and therefore common stock equivalents are considered anti-dilutive. As a result, there is no difference between MSDH’s basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012.

If MSDH had reported a profit for the periods, the potential common shares would have increased the weighted average shares outstanding by 0 and 20 for the three months ended September 30, 2013 and 2012, respectively, and 0 and 45 for the nine months ended September 30, 2013 and 2012, respectively, based on the weighted average number of common stock equivalents outstanding. Additionally, there were warrants and options outstanding to purchase 4,133 and 1,470 shares for the three and nine month periods ended September 30, 2013 and 2012, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of MSDH’s common stock. These common stock equivalents are anti-dilutive even when a profit is reported in the numerator.

(8) Income Taxes

Presentation

For purposes of MSDH’s consolidated financial statements, income tax expense and deferred tax balances, for the period from January 1, 2012 through the Separation date, have been recorded as if the Company had filed tax returns on a separate return basis from Bitstream. The calculation of income taxes for the Company on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. In most cases, the tax losses and tax credits of Bitstream that are included in these financial statements of MSDH have either been utilized by Bitstream’s other businesses or remained with Bitstream post-separation.

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

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of September 30, 2013, our U.S. operations had generated four consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

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

Components of earnings (loss) before income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign income	$51	$63	$165	$246
Domestic loss	(348)	(2,265)	(2,497)	(8,057)

Total pretax loss	$(297)	$(2,202)	$(2,332)	$(7,811)

We have made an indefinite reinvestment of earnings in our foreign Israeli subsidiary and, therefore, we do not provide for U.S. income taxes applicable to its undistributed earnings.

We have recorded a deferred tax liability and related income tax expense for the “naked credit” resulting from the amortization of goodwill for tax purposes. The total deferred liability at September 30, 2013 and December 31, 2012 was $248 and $192, respectively.

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

No stock options were granted during the three and nine month periods ended September 30, 2013. No stock awards were granted during the three and nine month periods ended September 30, 2013.

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

Our results for the three months ended September 30, 2013 and 2012 include $4 and $22, respectively, and for the nine months ended September 30, 2013 and 2012 include $16 and $1,442, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The expense includes stock option expense associated with the MSDH awards on September 10, 2012 and for the Bitstream options granted to those employees specifically assigned to MSDH as well as an allocation of the stock option expense for options granted to executives and other general shared personnel.

The following table presents stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue—software licenses	$—	$—	$—	$—
Cost of revenue—services	1	—	2	2
Marketing and selling	1	—	1	(5)
Research and development	0	1	3	325
General and administrative	2	21	10	1,120

Stock-based compensation expense	$4	$22	$16	$1,442

Stock-based compensation expense for 2012 is prior to Parent allocation.

(10) Subsequent Events

Merger Proxy

On November 8, 2013, MSDH filed a definitive proxy with the Securities and Exchange Commission for a special shareholders meeting to consider adoption of the merger agreement dated as of August 20, 2013, between MSDH and Pageflex Acquisitions, Inc., a Delaware corporation (“Merger SPV”). The Merger Agreement provides for a merger of Merger SPV with and into MSDH (the “Merger”), with MSDH to be the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of MSDH, par value $0.01 per share (the “Common Stock”), other than any shares owned by MSDH (as treasury stock or otherwise), Merger SPV and their respective subsidiaries, will be cancelled and will be converted automatically into the right to receive $.091 in cash, without interest and less any applicable withholding taxes. The receipt of cash in exchange for shares of MSDH Common Stock in the Merger will constitute a taxable transaction for U.S. federal income tax purposes. Each share of MSDH’s 6.5% Series A Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), issued and outstanding immediately prior to the effective time of the Merger will remain issued and outstanding as shares of Series A Preferred Stock of the Surviving Corporation following the Merger. On November 8, 2013 the Company filed a definitive proxy statement for a special meeting of its stockholders to be held on December 6, 2013, for the purpose of voting upon a proposal to adopt the Merger Agreement.

Following the approval of the Merger Agreement, MSDH will become a private company with all of its outstanding Common Stock owned by the current stockholders of Merger SPV and the current holders of Series A Preferred Stock. In connection with the Merger Agreement, the current holders of Series A Preferred Stock entered into voting agreements agreeing to vote their shares of capital stock of MSDH (comprising 393,300 shares of Common Stock and 597,014 shares of Series A Preferred Stock entitled to 5 votes per preferred share) which represent approximately 24.5% of the aggregate voting power of our outstanding Common Stock and Series A Preferred Stock voting as a single class, in favor of the proposal to adopt the Merger Agreement.

The completion of the merger is subject to various conditions set forth in the Merger Agreement, including adoption of the Merger Agreement and the merger by the Company’s stockholders at a special meeting. Under Delaware law and MSDH’s Certificate of Incorporation, the affirmative vote of (i) holders of a majority of the voting power of outstanding shares of Common Stock and Series A Preferred Stock of the Company voting as a single class and (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock voting as a separate class is required for approval of the Merger Agreement and the Merger. In addition, it is a condition of the Merger Agreement that the holders of no more than 10% of the outstanding shares of common stock shall have exercised dissenters’ rights with respect to the Merger. As of the effective date of the Merger, the directors of MSDH will resign and be replaced by designees of Merger SPV.

Israeli Office Space Lease Extension

On November 14, 2013, MSDH signed an extension letter exercising the three year option on its lease agreement for its offices in Israel. This letter agreement also reduces the amount of square feet leased from approximately 6.6 to approximately 4.3 as of December 1, 2013. The three year period starts with the current lease term date of April 14, 2014 and extends it to April 14, 2017. Our minimum rent for the reduced space as of December 1, 2013 will be approximately $74, a reduction of approximately 35% as compared to previous annual rent of approximately $118. Also as of December 1, 2013, the agreement stipulates that approximately $22 of our restricted cash held in our Israeli bank account will be released and available to the Company. The Company will have to pay for the subdivision of the current space in December, which we anticipate will net to approximately $18.

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

EXECUTIVE OVERVIEW

All references to “MSDH,” “we,” “us,” “our,” or “Company” refer to Marlborough Software Development Holdings Inc., a Delaware corporation and Pageflex Israel Ltd., its wholly-owned Israeli subsidiary. All references to “Bitstream” or “Parent” refer to Bitstream Inc., our former parent. Except as otherwise noted, all reported dollar and share amounts are in thousands. MSDH was formed on July 18, 2011 in conjunction with Bitstream’s planned merger (the “Bitstream Merger”) with and acquisition by Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”) pursuant to an agreement and plan of merger (the “Bitstream Merger Agreement”) entered into by and between Bitstream and Monotype on November 10, 2011 (the “Separation Date”). On the Separation Date, Bitstream transferred and assigned to MSDH all of the assets and liabilities relating to, arising from or in connection with Bitstream’s Pageflex and BOLT product lines (the “Separation”) pursuant to the terms and conditions of a Contribution Agreement dated November 10, 2011 by and between Bitstream and MSDH (the “Contribution Agreement”). As part of the Bitstream Merger Agreement, Bitstream entered into a transition services agreement with Monotype covering the provision of various transitional services, including information technology, data migration, finance, accounting and financial reporting services by MSDH to Bitstream and product support services to be provided by Bitstream to MSDH. On March 14, 2012, Bitstream distributed all of the shares of MSDH common stock to the stockholders of Bitstream on a pro rata basis (the “Distribution”) pursuant to the terms and conditions of the Distribution Agreement dated November 10, 2011 between Bitstream and MSDH (the “Distribution Agreement”). On March 19, 2012, Bitstream completed the Bitstream Merger with Monotype. MSDH and Bitstream have entered into certain ancillary agreements in connection with the Separation and Distribution (“Separation” and “Distribution”) that provide for indemnification of Bitstream with respect to certain liabilities of the Pageflex and BOLT products contributed to MSDH.

MSDH is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include mobile browsing technologies and variable data publishing, Web-to-print, and multi-channel communications technologies.

MSDH entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of August 20, 2013, between MSDH and Pageflex Acquisitions, Inc., a Delaware corporation (“Merger SPV”). The Merger Agreement provides for a merger of Merger SPV with and into MSDH (the “Merger”), with MSDH to be the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of MSDH, par value $0.01 per share (the “Common Stock”), other than any shares owned by MSDH (as treasury stock or otherwise), Merger SPV and their respective subsidiaries, will be cancelled and will be converted automatically into the right to receive $.091 in cash, without interest and less any applicable withholding taxes. The receipt of cash in exchange for shares of MSDH Common Stock in the Merger will constitute a taxable transaction for U.S. federal income tax purposes. Each share of MSDH’s 6.5% Series A Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), issued and outstanding immediately prior to the effective time of the Merger will remain issued and outstanding as shares of Series A Preferred Stock of the Surviving Corporation following the Merger. On November 8, 2013 the Company filed a definitive proxy statement for a special meeting of its stockholders to be held on December 6, 2013, for the purpose of voting upon a proposal to adopt the Merger Agreement.

Following the approval of the Merger Agreement, MSDH will become a private company with all of its outstanding Common Stock owned by the current stockholders of Merger SPV and the current holders of Series A Preferred Stock. In connection with the Merger Agreement, the current holders of Series A Preferred Stock entered into voting agreements agreeing to vote their shares of capital stock of MSDH (comprising 393,300 shares of Common Stock and 597,014 shares of Series A Preferred Stock entitled to 5 votes per preferred share) which represent approximately 24.5% of the aggregate voting power of our outstanding Common Stock and Series A Preferred Stock voting as a single class, in favor of the proposal to adopt the Merger Agreement.

The completion of the merger is subject to various conditions set forth in the Merger Agreement, including adoption of the Merger Agreement and the merger by the Company’s stockholders at a special meeting. Under Delaware law and MSDH’s Certificate of Incorporation, the affirmative vote of (i) holders of a majority of the voting power of outstanding shares of Common Stock and Series A Preferred Stock of the Company voting as a single class and (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock voting as a separate class is required for approval of the Merger Agreement and the Merger. In addition, it is a condition of the Merger Agreement that the holders of no more than 10% of the outstanding shares of common stock shall have exercised dissenters’ rights with respect to the Merger. As of the effective date of the Merger, the directors of MSDH will resign and be replaced by designees of Merger SPV.

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

•	The Pageflex and Bolt product activities were conducted by Bitstream as a whole and integrated with the Fonts products activities. Our historical financial information may not be representative of our results as a separate company.

•	We continue to closely monitor current economic conditions, particularly as they impact our customers. We believe that our customers continue to experience some amount of economic hardship. If this economic hardship continues or worsens, our financial results could be adversely impacted.

•	We continue to develop new products and new versions of our existing product offerings. However, we have recently reduced our R&D investment and our current focus is on supporting our existing products with reduced staffing levels. Failure to develop and launch new products and versions could negatively impact our financial results.

•	On October 31, 2012, the Company signed an engagement letter with a financial advisory firm that continues to advise the Company with respect to its strategic alternatives, including on the Merger Agreement signed August 20, 2013 to be voted on at a special meeting of stockholders on December 6, 2013.

•	The Company is currently in default under its real estate lease for its sole US office space as noted elsewhere herein and in footnote 10 to the Company’s Notes to Unaudited Condensed Consolidated Financial Statements as of and for the period ended September 30, 2013. At this time the Company is unable to predict how and where it will be able to secure suitable operating space should it be unable to remain in its current location.

•	On August 20, 2013, the Company signed a Merger Agreement with Pageflex Acquisition Inc., a company formed for the purpose of the merger, a special meeting of stockholders of the Company is scheduled to take place on December 6, 2013, to consider approval of the Merger Agreement. The Company has and continues to incur expenses related to the merger and in the event that the merger is not approved will not be able to replenish that cash and will have to pay for both accrued and expenses yet to be incurred related to the merger which will further deplete the Company’s available cash. There can be no guarantee that in the event that the merger is not approved and the Company does not raise additional capital that the Company will have sufficient cash to continue as a going concern as these expenses increase. The merger is also utilizing time from certain members of the Company’s executive team, which takes time away from focusing on the Company’s business, which may have an impact on the future performance of the business.

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

OVERVIEW

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended September 30,
		% of		% of	Change
	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue
Software licenses	$485	27.8%	$347	21.2%	$138	39.8%
Services	1,261	72.2	1,288	78.8	(27)	(2.1)

Total revenue	1,746	100.0	1,635	100.0	111	6.8

	Three Months Ended September 30,
		% of		% of	Change
	2013	Revenue	2012	Revenue	Dollars	Percent
Cost of Revenue
Software licenses	199	41.0	237	68.3	(38)	(16.0)
Services	423	33.5	629	48.8	(206)	(32.8)

Total cost of revenue	622	35.6	866	53.0	(244)	(28.2)

Gross Profit	$1,124	64.4%	$769	47.0%	$355	46.2%

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,375	25.9%	$1,391	25.9%	$(16)	(1.2)%
Services	3,924	74.1	3,977	74.1	(53)	(1.3)

Total revenue	5,299	100.0	5,368	100.0	(69)	(1.3)

Cost of Revenue
Software licenses	636	46.3	700	50.3	(64)	(9.1)
Services	1,454	37.1	1,841	46.3	(387)	(21.0)

Total cost of revenue	2,090	39.4	2,541	47.3	(451)	(17.7)

Gross Profit	$3,209	60.6%	$2,827	52.7%	$382	13.5%

Software License Revenue

We recognize software license revenue from direct sales and licensing agreements of our products and products from third parties, licensing agreements with OEMs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller. The increase in revenue from software licenses for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 was due primarily to increases in direct sales to existing and newly acquired customers. The decrease in revenue from software licenses for the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012 was due primarily to the discontinued sales of our BOLT browser product. Our license revenue for OEM and reseller customers is reported to us only after the sale is made and we have no visibility into their sales pipeline. Our license revenue from direct and reseller sales may be affected by decreases in sales and marketing resources including a reduction in force in May 2013 and may vary quarter to quarter, and the effect on revenue for the remainder of the 2013 year is not determinable as of the date of this report.

Service Revenue

Services revenue decreased for the three and nine months ended September 30, 2013 as compared to the three months and nine months ended September 30, 2012 due primarily to a decrease resulting from an end-of-life support contract in the three and nine month periods ended September 30, 2012 which resulted in non-recurring support revenue for the three and nine month periods ended September 30, 2012. This decrease was partially offset by an increase in services revenue from consulting projects completed during the three and nine month periods ended September 30, 2013. Other product services revenue for customer support and training services were generally consistent period over period. Consulting and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay custom development and training.

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

Cost of Software License Revenue

The decrease in cost of software license revenue for the three and nine month periods ended September 30, 2013 as compared to the same periods ended September 30, 2012 was primarily related to a decrease in third party royalties and decreases in resource related costs, partially offset by an increase in the amortization of internally developed software related to the translation of Pageflex products into multiple languages.

Cost of Service Revenue

The decrease in cost of services revenue for the three and nine months ended September 30, 2013, as compared to the same periods in 2012 was primarily due to decreases in salary and related expenses related to workforce reductions, partially offset by professional fees associated with consulting projects delivered during the three and nine months ended September 30, 2013. Our cost of services infrastructure decreased during the first nine months of 2013 and we expect these costs to remain lower throughout the rest of this year as compared to last year.

Operating Expenses:

	Three Months Ended September 30,
		% of		% of	Change
	2013	Revenue	2012	Revenue	Dollars	Percent
Marketing and selling	$289	16.6%	$872	53.3%	$(583)	(66.9)%
Research and development	424	24.3	1,343	82.1	(919)	(68.4)
General and administrative	726	41.6	773	47.3	(47)	(6.1)

Total operating expenses	$1,439	82.4%	$2,988	182.8%	$(1,549)	(51.8)%

	Nine Months Ended September 30,
		% of		% of	Change
	2013	Revenue	2012	Revenue	Dollars	Percent
Marketing and selling	$1,522	28.7%	$3,108	57.9%	$(1,586)	(51.0)%
Research and development	1,863	35.2	4,714	87.8	(2,851)	(60.5)
General and administrative	2,176	41.1	2,790	52.0	(614)	(22.0)

Total operating expenses	$5,561	104.9%	$10,612	197.7%	$(5,051)	(47.6)%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs. The decrease in M&S for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 related primarily to decreases in salaries and benefits, as well as reduced participation in marketing programs. We expect that our M&S expense will remain below the levels of the prior year due to these decreases in M&S resources and marketing activities.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to the reduction in R&D resources related to both the BOLT browser product development and the publishing products. R&D expense for the nine months ended September 30, 2013 also decreased as a result of stock compensation expense from the acceleration of Bitstream options and restricted stock awards caused by the merger of Bitstream on March 19, 2012 which was included in the nine months ended September 30, 2012. We expect our R&D costs to remain below the levels of the prior year due to the reductions in workforce.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts, directors fees and director and officer insurance. G&A expense decreased for the three and nine month periods ended September 30, 2013 as compared to the same periods ended September 30, 2012, consisting primarily of decreases in salaries and benefits due to the reduction in workforce, partially offset by increases in professional services costs, primarily related to acquisition and merger costs, and facilities allocations.

The G&A expense decreases also include the non-recurrence of Bitstream stock compensation expense and G&A bonus and related tax expense, both related to the Bitstream merger with Monotype during the first quarter of 2012, which were partially offset by a management fee allocation to Bitstream in accordance with the management fee agreement between MSDH and Bitstream during the first quarter of 2012. In addition, the first quarter of 2012 included $2,250 of transaction costs related to the spinout of MSDH from Bitstream Inc. and the merger of Bitstream into Monotype Imaging Inc., which were fully allocated to Bitstream during the first quarter, resulting in a net effect of zero. We expect MSDH G&A expense to remain below the levels reported in the prior year during the remainder of the year ended December 31, 2013 when compared to 2012, excluding merger transaction specific costs.

Interest and Other Income (Expense), Net:

Interest and other income expense, net consists primarily of foreign currency transactions gains or losses.

Provision for Income Taxes:

The provision for income taxes consists of foreign taxes in Israel and U.S. federal tax expense related to the deferred tax liability created by the taxable amortization of Goodwill. There was no significant change in the provision for taxes for the three and nine month periods ended September 30, 2013 and 2012.

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

We evaluate deferred income taxes on a quarterly basis to determine whether valuation allowances are required by considering available evidence, including historical and projected taxable income and tax planning strategies that are both prudent and feasible. As of September 30, 2013, our U.S. operations had generated four consecutive years of pre-tax losses. Because of our recent history of losses, we believe that the weight of negative historic evidence precludes us from considering any forecasted income from our analysis of the recoverability of its U.S. deferred tax assets. We also considered in our analysis tax planning strategies that are prudent and can be reasonably implemented. Based on all available positive and negative evidence, we concluded that a full valuation allowance should be recorded against the net deferred tax assets of our U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

At September 30, 2013, our primary source of liquidity comes from our cash of $617. Our cash at September 30, 2013 of $617 includes $220 held by our Israeli subsidiary that is not available to fund domestic operations unless these funds were repatriated. We do not intend to repatriate funds and, if we do, we will accrue and pay any applicable taxes on the repatriated funds, as required. The Pageflex and BOLT products historically were funded directly through the conduct of our operations as a component of Bitstream. For the nine months ended September 30, 2013 and 2012, we incurred net losses of $2,454 and $7,957, respectively. Our former parent, Bitstream, contributed capital of $0 and $9,005 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had a working capital deficit of $2,286.

Our operating activities used cash during the nine months ended September 30, 2013 and 2012 of $1,665 and $8,061, respectively. The decreased usage of cash during the nine months ended September 30, 2013 as compared to the same period in the prior year resulted primarily from a decreased in the net loss of $5,503, an increase in contributions from operating assets and liabilities of $744, and an increase in add-backs of non-cash expense items of $149 . Cash used in operating activities has historically been affected by the amount of net loss, changes in operating assets and liabilities and add-backs of non-cash expense items such as depreciation and amortization and the expense associated with stock-based awards.

Cash generated in investing activities during the nine months ended September 30, 2013 was $264, consisting of the release of restricted cash primarily on the Marlborough leased facility, of $265; partially offset by the purchase of property and equipment. Cash used in investing activities during the nine months ended September 30, 2012 was $874, consisting of increases in restricted cash, the capitalization of internally developed software, and purchases of property and equipment.

There was no cash provided by financing activities for the nine months ended September 30, 2013. Our financing activities for the nine months ended September 30, 2012 provided cash of $9,005 which consisted entirely of contributions from Bitstream in connection with the Separation.

For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. During the nine months ended September 30, 2013, the Company had a net loss of $2,454 and negative cash flows from operations of $1,665, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to maintain or increase revenues and to obtain additional sources of capital until such time as the Company generates sufficient cash flows from operations. These operating plans include the reduction of expenses by deregistering the Company’s stock and going private and the raising of additional capital, if the proposed merger is approved. The unaudited condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Additionally, management has restructured its global workforce in August 2012 and May 2013, revising its operating plan to call for reduced expenses going forward.

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

On November 14, 2013, MSDH signed an extension letter exercising the three year option on its lease agreement for its offices in Israel. This letter agreement also reduces the amount of square feet leased from approximately 6.6 to approximately 4.3 as of December 1, 2013. The three year period starts with the current lease term date of April 14, 2014 and extends it to April 14, 2017. Our minimum rent for the reduced space as of December 1, 2013 will be approximately $74, a reduction of approximately 35% as compared to previous annual rent of approximately $118. Also as of December 1, 2013, the agreement stipulates that approximately $22 of our restricted cash held in our Israeli bank account will be released and available to the Company. The Company will have to pay for the subdivision of the current space in December, which we anticipate will net to approximately $18.

MSDH had a cash balance of $617 as of September 30, 2013, including $220 that is not intended to be repatriated and has suffered recurring losses from operations both before and after the Separation. For its liquidity, prior to Separation, the Company relied on contributions from Bitstream. As of March 19, 2012, MSDH had accumulated contributions of approximately $60,977 from its former Parent. During the nine months ended September 30, 2013, the Company had a net loss of $2,454 and negative cash flows from operations of $1,665, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to satisfy its obligations and recover its costs will be primarily dependent upon the future financial and operating performance of the Company. Additionally, management’s operating plans are designed to help control operating costs, to maintain or increase revenues and to obtain additional sources of capital until such time as the Company generates sufficient cash flows from operations.

It is envisioned that, if the merger is approved, following the merger the owners of the Company will either provide, or cause the Company to seek to raise, additional financing to serve as additional working capital; and that the Company will realize savings from the reduction of expenses associated with being a publicly traded entity upon the deregistration of its securities. In the event that the merger does not receive the approval of the Company’s stockholders or, in the event that such approval is obtained but the Company does not receive such additional financing, there can be no guarantee that Company will have sufficient cash to continue as a going concern. The merger is also utilizing time from certain members of the Company’s executive team, which takes time away from focusing on the Company’s business, which may have an impact on the future performance of the business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

One change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013, which is described below. Our principal executive officer and principal financial officer have determined that the re-assignment of financial reporting functions has provided adequate controls over our financial reporting as of September 30, 2013.

In August 2013, our Corporate Controller left to pursue another opportunity resulting in a change in financial controls with respect to the manner in which the Company segregates its financial control functions and assures second party verification of financial material and transactions, in the time since such resignation. The principal financial officer, under the guidance of the Audit Committee of our Board of Directors, has re-assigned certain of the segregated financial control functions previously performed by the former Corporate Controller and the Company will be examining the effect of this change in segregation and will then address any concerns, as appropriate. Such examination is expected to include an evaluation of current controls, the design of new controls and whether to designate additional personnel to ensure that controls continue to operate effectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2013, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 8, 2013, MSDH filed a definitive proxy with the Securities and Exchange Commission for a special shareholders meeting to consider adoption of the merger agreement dated as of August 20, 2013, between MSDH and Pageflex Acquisitions, Inc., a Delaware corporation (“Merger SPV”). The Merger Agreement provides for a merger of Merger SPV with and into MSDH (the “Merger”), with MSDH to be the surviving corporation. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of MSDH, par value $0.01 per share (the “Common Stock”), other than any shares owned by MSDH (as treasury stock or otherwise), Merger SPV and their respective subsidiaries, will be cancelled and will be converted automatically into the right to receive $.091 in cash, without interest and less any applicable withholding taxes. The receipt of cash in exchange for shares of MSDH Common Stock in the Merger will constitute a taxable transaction for U.S. federal income tax purposes. Each share of MSDH’s 6.5% Series A Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), issued and outstanding immediately prior to the effective time of the Merger will remain issued and outstanding as shares of Series A Preferred Stock of the Surviving Corporation following the Merger. On November 8, 2013 the Company filed a definitive proxy statement for a special meeting of its stockholders to be held on December 6, 2013, for the purpose of voting upon a proposal to adopt the Merger Agreement.

Following the approval of the Merger Agreement, MSDH will become a private company with all of its outstanding Common Stock owned by the current stockholders of Merger SPV and the current holders of Series A Preferred Stock. In connection with the Merger Agreement, the current holders of Series A Preferred Stock entered into voting agreements agreeing to vote their shares of capital stock of MSDH (comprising 393,300 shares of Common Stock and 597,014 shares of Series A Preferred Stock entitled to 5 votes per preferred share) which represent approximately 24.5% of the aggregate voting power of our outstanding Common Stock and Series A Preferred Stock voting as a single class, in favor of the proposal to adopt the Merger Agreement.

The completion of the merger is subject to various conditions set forth in the Merger Agreement, including adoption of the Merger Agreement and the merger by the Company’s stockholders at a special meeting. Under Delaware law and MSDH’s Certificate of Incorporation, the affirmative vote of (i) holders of a majority of the voting power of outstanding shares of Common Stock and Series A Preferred Stock of the Company voting as a single class and (ii) the holders of a majority of the outstanding shares of Series A Preferred Stock voting as a separate class is required for approval of the Merger Agreement and the Merger. In addition, it is a condition of the Merger Agreement that the holders of no more than 10% of the outstanding shares of common stock shall have exercised dissenters’ rights with respect to the Merger. As of the effective date of the Merger, the directors of MSDH will resign and be replaced by designees of Merger SPV.

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

EXHIBIT NO.	DESCRIPTION

2.1	2.1 Agreement and Plan of Merger, dated as of August 20, 2013, between MSDH Inc. and Pageflex Acquisition Inc. (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2013 and incorporated herein by reference).

10.1	Severance Agreement, dated as of January 25, 2012, by and between Bitstream Inc. and Pinhas Romik, (as filed as Exhibit10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2013 and incorporated herein by reference).

10.2	10.1 Voting Agreement and Agreement Concerning Preferred Stock dated August 20, 2013 by and between Pageflex Acquisitions Inc., Marlborough Software Development Holdings Inc., and Altshuler Shaham Provident Funds and Pension Ltd., in trust for the benefit of the Provident Funds and/or pensions managed by it (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2013 and incorporated herein by reference).

10.3	10.2 Voting Agreement and Agreement Concerning Preferred Stock dated August 20, 2013 by and between Pageflex Acquisitions Inc., Marlborough Software Development Holdings Inc., and Amos Kaminski(as filed as Exhibit10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 20, 2013 and incorporated herein by reference).

18.1	Letter regarding Change in Accounting Principles (furnished as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2013).

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 14th day of August, 2013.

SIGNATURE	TITLE	DATE

/S/ PINHAS ROMIK Pinhas Romik	President and Chief Executive Officer	November 19, 2013

/S/ JAMES P. DORE James P. Dore	Executive Vice President and Chief Financial Officer	November 19, 2013